Form 10-Q
period 2001-03-31
ACC ACQUISITION LLC
filed 2001-06-04
CIK 1137719

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-59322

                            ------------------------

                              ACC ACQUISITION LLC

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     22-3043811
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

          14201 WIRELESS WAY                                  73134
        OKLAHOMA CITY, OKLAHOMA                             (Zip Code)
    (Address of principal executive
               offices)

                                  (405) 529-8500
               (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ACC ACQUISITION LLC AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

ITEM
NUMBER                                                                                  PAGE
------                                                                                --------
                                PART I. FINANCIAL INFORMATION

1                       Condensed Consolidated Financial Statements (Unaudited):
                        Condensed Consolidated Balance Sheets as of March 31, 2001
                         and
                         December 31, 2000..........................................      3
                        Condensed Consolidated Statements of Operations for the
                         Three Months Ended March 31, 2001 and for the period from
                         formation (February 15, 2000), through March 31, 2000......      4
                        Condensed Consolidated Statement of Comprehensive Loss and
                         Members' Equity for the Three Months Ended March 31,
                         2001.......................................................      5
                        Condensed Consolidated Statements of Cash Flows for the
                         Three Months Ended March 31, 2001 and for the period from
                         formation (February 15, 2000), through March 31, 2000......      6
                        Notes to Condensed Consolidated Financial Statements........      7
2                       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations..................................     10
3                       Quantitative and Qualitative Disclosure about Market Risk...     15

                                  PART II. OTHER INFORMATION

1                       Legal Proceedings...........................................     16
2                       Changes in Securities and Use of Proceeds...................     16
3                       Defaults Upon Senior Securities.............................     16
4                       Submission of Matters to a Vote of Security Holders.........     16
5                       Other Information...........................................     16
6                       Exhibits and Reports on Form 8-K............................     16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ACC ACQUISITION LLC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,       DECEMBER 31,
                                                                   2001             2000
                                                              --------------   --------------
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $    7,366,556   $   15,123,142
  Restricted cash and investments...........................      45,459,153               --
  Accounts receivable, net..................................      44,607,199       48,208,271
  Inventory.................................................      10,984,182        8,372,549
  Other current assets......................................      11,611,923        8,578,882
                                                              --------------   --------------
    Total current assets....................................     120,029,013       80,282,844
                                                              --------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net..........................     205,378,186      192,986,089
                                                              --------------   --------------
OTHER ASSETS:
  Restricted investments....................................      39,776,090               --
  Wireless license acquisition costs, net...................   1,151,043,192    1,149,419,497
  Customer list, net........................................      39,055,518       41,555,518
  Goodwill, net.............................................   1,180,668,939    1,175,251,171
  Deferred costs and other, net.............................      45,009,676       30,607,705
                                                              --------------   --------------
    Total other assets......................................   2,455,553,415    2,396,833,891
                                                              --------------   --------------
      Total assets..........................................  $2,780,960,614   $2,670,102,824
                                                              ==============   ==============

                               LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $   16,481,052   $   30,100,531
  Accounts payable--affiliates..............................      39,445,692       11,805,894
  Accrued expenses..........................................      22,148,467       26,800,910
  Deferred revenue and customer deposits....................      10,370,835       10,007,706
  Current portion of long-term debt.........................      35,494,048       27,465,000
                                                              --------------   --------------
    Total current liabilities...............................     123,940,094      106,180,041
                                                              --------------   --------------
OTHER LIABILITES:
  Payables-affiliates.......................................              --        9,193,025
  Long-term debt, net of current portion....................   1,754,540,032    1,650,535,000
  Deferred tax liabilities..................................     242,587,572      238,438,146
  Other non-current liabilities.............................      28,133,721               --
MEMBERS' EQUITY:
  Members' equity...........................................     797,827,565      765,000,000
  Retained deficit..........................................    (137,934,649)     (99,243,388)
  Accumulated comprehensive loss............................     (28,133,721)              --
                                                              --------------   --------------
    Total members' equity...................................     631,759,195      665,756,612
                                                              --------------   --------------
      Total liabilities and members' equity.................  $2,780,960,614   $2,670,102,824
                                                              ==============   ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ACC ACQUISITION LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                   FOR THE PERIOD
                                                                                   FROM FORMATION
                                                                                    (FEBRUARY 15,
                                                              THREE MONTHS ENDED    2000) THROUGH
                                                                MARCH 31, 2001     MARCH 31, 2000
                                                              ------------------   ---------------
OPERATING REVENUES:
  Service revenue...........................................     $ 61,890,443       $ 16,764,496
  Roaming revenue...........................................       30,902,103         10,871,346
  Equipment and other revenue...............................        4,609,316          1,242,108
                                                                 ------------       ------------
      Total operating revenues..............................       97,401,862         28,877,950
                                                                 ------------       ------------
OPERATING EXPENSES:
  Cost of service...........................................       24,454,853          4,994,498
  Cost of equipment.........................................       11,504,014          1,686,742
  Marketing and selling.....................................       14,731,364          2,522,006
  General and administrative................................       14,696,246          3,877,674
  Depreciation and amortization.............................       45,356,699         17,049,831
                                                                 ------------       ------------
      Total operating expenses..............................      110,743,176         30,130,751
                                                                 ------------       ------------
OPERATING LOSS..............................................      (13,341,314)        (1,252,801)
OTHER INCOME (EXPENSE):
  Interest expense..........................................      (41,223,170)       (14,309,482)
  Other income, net.........................................          320,593            289,165
                                                                 ------------       ------------
LOSS BEFORE INCOME TAXES....................................      (54,243,891)       (15,273,118)
INCOME TAX BENEFIT..........................................       15,552,630          3,591,259
                                                                 ------------       ------------
NET LOSS....................................................     $(38,691,261)      $(11,681,859)
                                                                 ============       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ACC ACQUISITION LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                     COMPREHENSIVE LOSS AND MEMBERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                       MEMBERS' EQUITY
                                                -------------------------------------------------------------
                                                                                ACCUMULATED
                                COMPREHENSIVE     MEMBERS'       RETAINED      COMPREHENSIVE   TOTAL MEMBERS'
                                    LOSS           EQUITY         DEFICIT          LOSS            EQUITY
                                -------------   ------------   -------------   -------------   --------------
December 31, 2000.............                  $765,000,000   $ (99,243,388)  $         --     $665,756,612
  Net loss....................  $(38,691,261)             --     (38,691,261)            --      (38,691,261)
  Capital contribution........            --      32,827,565              --             --       32,827,565
  Transition adjustment for
    implementation of
    SFAS 133..................   (15,850,608)             --              --    (15,850,608)     (15,850,608)
  Loss on hedge
    transactions..............   (12,283,113)             --              --    (12,283,113)     (12,283,113)
                                ------------    ------------   -------------   ------------     ------------
March 31, 2001................  $(66,824,982)   $797,827,565   $(137,934,649)  $(28,133,721)    $631,759,195
                                ============    ============   =============   ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ACC ACQUISITION LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               FOR THE PERIOD
                                                                               FROM FORMATION
                                                               THREE MONTHS     (FEBRUARY 15,
                                                                  ENDED         2000) THROUGH
                                                              MARCH 31,2001    MARCH 31, 2000
                                                              --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (38,691,261)   $   (11,681,859)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization...........................     45,356,699         17,049,831
    Amortization of bond discount and financing cost........        940,151                 --
    Deferred income taxes and investment tax credits, net...    (15,850,574)        (3,642,428)
  Changes in current assets and liabilities--
    Accounts receivable.....................................      3,601,072            (84,152)
    Other current assets....................................     (5,796,591)          (629,139)
    Accounts payable........................................    (14,885,560)        25,054,419
    Accrued expenses........................................     (4,652,443)        (5,501,014)
    Deferred revenue and customer deposits..................        363,129            904,576
                                                              -------------    ---------------
      Net cash (used in) provided by operating activities...    (29,615,378)        21,470,234
                                                              -------------    ---------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures....................................    (22,656,804)        (5,454,596)
    Increase in payables--affiliate.........................     18,446,773                 --
    Other investing activities..............................     (1,953,591)          (175,884)
    Acquisition of American Cellular Corporation............             --     (2,440,000,000)
    Cash acquired with American Cellular Corporation........             --         25,413,377
                                                              -------------    ---------------
      Net cash used in investing activities.................     (6,163,622)    (2,420,217,103)
                                                              -------------    ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt............................     37,500,000      1,675,000,000
    Repayments of long-term debt............................   (372,131,420)       (16,000,000)
    Proceeds from senior subordinated notes.................    446,665,500                 --
    Deferred financing costs................................    (15,190,206)                --
    Capital cash contribution...............................     16,413,783        765,000,000
    Purchase of restricted investment.......................    (85,235,243)                --
                                                              -------------    ---------------
      Net cash provided by financing activities.............     28,022,414      2,424,000,000
                                                              -------------    ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (7,756,586)        25,253,131
CASH AND CASH EQUIVALENTS, beginning of period..............     15,123,142                 --
                                                              -------------    ---------------
CASH AND CASH EQUIVALENTS, end of period....................  $   7,366,556    $    25,253,131
                                                              =============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for--
      Interest, net of amounts capitalized..................  $  40,108,722    $            --
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
    Capital contribution of PCS licenses and certain other
      assets................................................  $  16,413,783    $            --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ACC ACQUISITION LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    The condensed consolidated balance sheets of ACC Acquisition LLC ("the Company") as of March 31, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2001 and for the period from formation (February 15, 2000) through March 31, 2000, the condensed consolidated statement of comprehensive loss and members' equity for the three months ended March 31, 2001 and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and for the period from formation (February 15, 2000) through March 31, 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

    The condensed consolidated balance sheet data at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 2000 consolidated financial statements included in Form S-4 for American Cellular Corporation, which registered $450.0 million Senior Subordinated Notes due 2009.

1.  ORGANIZATION

    The Company is a limited liability company equally owned by AT&T Wireless and Dobson Communications, it was originally formed on February 15, 2000, to acquire the operations of American Cellular Corporation ("American") and its subsidiaries. On February 25, 2000, the Company acquired American for
$2.44 billion.

2.  ACQUISITION

    On February 25, 2000, the Company acquired American for $2.44 billion, of which $765.0 million was paid in cash to American, and the remaining
$1.675 billion was financed by the Company's new credit facility. This acquisition was accounted for as a purchase. Accordingly, the cost of the acquisition was allocated to the acquired assets and liabilities. The allocation of the $2.44 billion of purchase price on February 25, 2000, was as follows:

Current assets..............................................  $   63,606,606
Property, plant and equipment...............................     174,511,971
Wireless license costs......................................   1,200,089,119
Customer list...............................................      50,000,000
Goodwill....................................................   1,228,454,988
Other assets................................................      33,898,836
Current liabilities.........................................     (48,778,143)
Deferred tax liabilities....................................    (261,783,377)
                                                              --------------
                                                              $2,440,000,000
                                                              ==============

3.  LONG-TERM DEBT

    The Company's long-term debt consists of the following:

                                               MARCH 31, 2001    DECEMBER 31, 2000
                                               --------------    ------------------
Revolving credit facilities..................  $1,343,368,580      $1,678,000,000
Senior Subordinated Notes....................     446,665,500                  --
                                               --------------      --------------
  Total debt.................................   1,790,034,080       1,678,000,000
Less--Current maturities.....................      35,494,048          27,465,000
                                               --------------      --------------
  Total long term debt.......................  $1,754,540,032      $1,650,535,000
                                               ==============      ==============

REVOLVING CREDIT FACILITIES

    On February 25, 2000, the Company obtained a $1.75 billion credit facility, to retire existing debt and complete the acquisition of American. The Company's credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula, and has ranged in total between 7.4% and 10.1% since inception (total weighted average interest of 8.5% for the three months ended March 31, 2001.)

    On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term notes under the credit facility. Upon repayment of indebtedness under the credit facility with proceeds from the $450.0 million Senior Subordinated Notes due 2009 (described below), the Company's credit facility was reduced to $1.55 billion. As of March 31, 2001, the Company had outstanding borrowings under its credit facility of $1.34 billion, and approximately $206.5 million of credit availability.

SENIOR SUBORDINATED NOTES

    On March 9, 2001, American completed the sale of $450.0 million Senior Subordinated Notes. These notes were sold at a discount of $3.3 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes, which is eight and a half years. The proceeds were used to repay outstanding indebtedness under the Company's credit facility and to deposit funds into an interest reserve account to fund the first four scheduled interest payments on the notes.

INTEREST RATE HEDGES

    The Company pays interest on its bank credit facility based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

    The Company has entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate is effectively fixed at a rate of 7.3% plus a factor based on the Company's leverage (total weighted average interest of 9.9% for the three months ended March 31, 2001). The agreement expires in June 2001. The Company has also entered into an interest rate hedge contract, which expires June 30, 2002 which sets the interest rate on $1.03 billion of debt at a rate between 6.7% and 8.0%, plus a factor based on the Company's leverage, depending upon the LIBOR rate on July 1, 2001.

    On January 1, 2001, in accordance with SFAS 133, the Company began recording a liability and a net loss to comprehensive income relating to its interest rate hedges. See further discussion in Note 5.

4.  RESTRICTED CASH AND INVESTMENTS:

    Restricted cash and investments consist of interest pledge deposits for the Senior Subordinated Notes described in Note 3. The interest pledge deposit includes the initial deposit of $85.2 million, net of interest earned and payments issued to bondholders.

5.  MEMBERS' EQUITY

    On January 18, 2001, the Company received a $32.8 million capital contribution of which 50% was from AT&T Wireless and 50% was from Dobson. This contribution consisted of cash, PCS licenses relating to areas in northeast Oklahoma and southeast Kansas, and certain other assets.

    On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a net loss to comprehensive income totaling $15.9 million relating to its outstanding interest rate hedges, thus decreasing the Company's total equity. As of March 31, 2001, this liability was $28.1 million, of which $13.7 million relates to hedge contracts maturing within the next twelve months.

6.  SUBSEQUENT EVENTS

    On May 30, 2001, American agreed to issue and sell $250.0 million of 9.5% Senior Subordinated Notes due 2009. The net proceeds will be used to repay outstanding indebtedness under the Company's credit facility and to deposit funds into an interest reserve account to fund the first four scheduled interest payments on the notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ACC Acquisition LLC, a limited liability company equally owned by AT&T Wireless and Dobson Communications, was originally formed on February 15, 2000 to acquire the operations of American. On February 25, 2000 we acquired American for $2.44 billion. We provide rural and suburban wireless telephone services in portions of twelve states. At March 31, 2001, our wireless systems covered a total population of approximately 5.1 million and we had approximately 582,600 subscribers.

REVENUE

    Our operating revenue consists of service revenue, roaming revenue, equipment and other revenue.

    We primarily derive service revenue by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute, as competition among wireless service providers has led to reductions in rates for airtime. We believe that the impact of this trend will be mitigated by increases in the number of wireless subscribers and the number of minutes of usage per subscriber.

    We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 31.7% and 38.2% of our operating revenue for the three months ended March 31, 2001 and 2000, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur immaterial incremental costs related to network operations, customer service or collections to earn roaming revenues. Our roaming yield (roaming service revenues, which include airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.43 and $0.69 per minute for the three-months ended March 31, 2001 and 2000 (see below), respectively. Despite the decline in our roaming yield, we have seen overall roaming revenues remain fairly constant due to growth in roaming minutes of use.

    We include any toll, or long-distance, revenues related to our wireless and roaming services in service revenue and roaming revenue.

    Equipment revenue is revenue from selling wireless equipment to our subscribers.

COSTS AND EXPENSES

    Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

    Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets.

    Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers, have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

    Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to direct sales personnel and independent sales agents for new business generated.

    Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration. Dobson Communications provides management and certain other services to us in accordance with a management agreement. We share corporate and shared call center costs incurred by Dobson Communications with Dobson Communications. These shared costs are allocated between Dobson Communications and us primarily based on the estimated populations in our respective licensed areas and subscribers.

    Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets; primarily goodwill, wireless license acquisition costs and customer lists.

RESULTS OF OPERATIONS

    The combined three months ended March 31, 2000 results of operations combine the results of operations for the period from January 1, 2000 through February 24, 2000 (the period prior to our acquisition of American) and the results of operations for the period from February 15, 2000 through March 31, 2000 (the period subsequent to our formation). For comparison purposes, any reference in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" to the period ended March 31, 2000 refers to the combined period ended March 31, 2000.

    The following table sets forth the components of our results of operations for the periods indicated:

                                                       AMERICAN CELLULAR
                                                        (THE PREDECESSOR    ACC ACQUISITION LLC
                                                            COMPANY)        FOR THE PERIOD FROM
                                ACC ACQUISITION LLC     JANUARY 1, 2000      FEBRUARY 15, 2000          COMBINED
                                 THREE MONTHS ENDED         THROUGH               THROUGH          THREE MONTHS ENDED
                                   MARCH 31, 2001      FEBRUARY 24, 2000       MARCH 31, 2000        MARCH 31, 2000
                                --------------------   ------------------   --------------------   ------------------
Operating Revenue:
  Service revenue.............        $ 61,891              $ 31,189              $ 16,765              $ 47,954
  Roaming revenue.............          30,902                21,005                10,871                31,876
  Equipment and other
    revenue...................           4,609                 2,469                 1,242                 3,711
                                      --------              --------              --------              --------
      Total operating
        revenue...............          97,402                54,663                28,878                83,541
                                      --------              --------              --------              --------
Operating Expenses:
  Cost of service.............          24,455                10,165                 4,994                15,159
  Cost of equipment...........          11,504                 3,510                 1,687                 5,197
  Marketing and selling.......          14,731                 5,347                 2,522                 7,869
  General and
    administrative............          14,696                 8,301                 3,878                12,179
  Depreciation and
    amortization..............          45,357                16,720                17,050                33,770
                                      --------              --------              --------              --------
      Total operating
        expenses..............         110,743                44,043                30,131                74,174
                                      --------              --------              --------              --------
Operating (loss) income.......         (13,341)               10,620                (1,253)                9,367
                                      --------              --------              --------              --------
  Interest expense............         (41,223)              (16,051)              (14,309)              (30,360)
  Interest income.............             320                   990                   287                 1,277
  Other income (expense)......              --                (1,510)                    2                (1,508)
                                      --------              --------              --------              --------
Loss before income taxes......         (54,244)               (5,951)              (15,273)              (21,224)
Income tax (provision)
  benefit.....................          15,553                  (154)                3,591                 3,437
                                      --------              --------              --------              --------
Net loss......................        $(38,691)             $ (6,105)             $(11,682)             $(17,787)
                                      ========              ========              ========              ========

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual combined financial statement numbers.

    THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
     2000

    OPERATING REVENUE. For the three months ended March 31, 2001, total operating revenue increased $13.9 million, or 16.6%, to $97.4 million from $83.5 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 63.6%, 31.7% and 4.7%, respectively, of total operating revenue during the three months ended March 31, 2001 and 57.4%, 38.2% and 4.4%, respectively, of total operating revenue during the three months ended March 31, 2000.

    Service revenue increased $13.9 million, or 29.1%, to $61.9 million in the three months ended March 31, 2001 from $48.0 million in the same period of 2000. The increase was primarily attributable to increased penetration and usage by our subscribers. Our subscriber base increased 26.2% to approximately 582,600 at March 31, 2001 from approximately 461,600 at March 31, 2000. Our average monthly service revenue per subscriber increased slightly to $37 for the three months ended March 31, 2001 compared to $36 for the same period in 2000. On March 31, 2001, 54.0% of our subscriber base was on digital rate plans compared to 23.7% at March 31, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than analog rate plans.

    Roaming revenue decreased $1.0 million, or 3.1%, to $30.9 million in the three months ended March 31, 2001 from $31.9 million for the comparable period of 2000. Due to an industry-wide trend of reduced roaming rates, we have experienced declines in our roaming yield. Our roaming yield decreased 37.7%, to $0.43 for the three months ended March 31, 2001 compared to $0.69 for the comparable period in 2000. However, our overall decline in roaming revenue was partially offset by an increase in roaming minutes of use. Our minutes of use increased 54.3%, to 71.3 million for the three months ended March 31, 2001 compared to 46.2 million for the comparable period in 2000.

    Equipment and other revenue of $4.6 million in the three months ended
March 31, 2001 represented an increase of $0.9 million, or 24.2%, from $3.7 million in the same period of 2000, as we sold more equipment during the three months ended March 31, 2001 as a result of growth in subscriber additions.

    COST OF SERVICE. For the three months ended March 31, 2001, our total cost of service increased $9.3 million, or 61.3% to $24.5 million from $15.2 million for the comparable period in 2000. This increase was primarily the result of an increased number of subscribers and the migration of our subscribers from analog rate plans to our digital rate plans. Our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside our markets, which increases the expenses we are charged by third-party providers.

    COST OF EQUIPMENT. For the three months ended March 31, 2001, cost of equipment increased $6.3 million, or 121.4% to $11.5 million during 2001 from $5.2 million in the same period of 2000, primarily from increases in the volume of equipment sold due to the growth in subscriber additions and migrations.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$6.8 million, or 87.2%, to $14.7 million for the three month period ended
March 31, 2001 from $7.9 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. Subsequent to our acquisition of American, we increased spending for advertising in an effort to increase gross subscriber additions. We added 57,000 gross subscribers in first quarter 2001, compared to 44,700 in first quarter 2000. The increase in gross subscriber additions also resulted in higher sales force compensation expenses for the three month period ended March 31, 2001.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $2.5 million, or 20.7%, to $14.7 million for the three month period ended March 31, 2001 from $12.2 million for the same period in 2000. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. Our average monthly general and administrative costs per subscriber remained constant at $9 for the three months ended March 31, 2001 and 2000.

    DEPRECIATION AND AMORTIZATION EXPENSE.  For the three months ended
March 31, 2001, depreciation and amortization expense increased $11.6 million, or 34.3% to $45.4 million from $33.8 million in the same period of 2000. The increase is the result of additional depreciation of fixed assets and amortization of intangible assets acquired as part of our acquisition of American in February 2000.

    INTEREST EXPENSE. For the three months ended March 31, 2001, interest expense increased $10.8 million, or 35.8%, to $41.2 million from $30.4 million in the same period of 2000. The increase was primarily a result of increased borrowings during 2000 to finance our acquisition.

    NET LOSS. For the three months ended March 31, 2001, our net loss was $38.7 million. Our net loss increased $20.9 million, or 117.5%, from $17.8 million for the three months ended March 31, 2000. The increase in our net loss is primarily attributable to our increase in depreciation and amortization and interest expense.

    COMPREHENSIVE LOSS. We implemented SFAS 133 in January 2001. As a result, we recorded a liability and a net loss to comprehensive income totaling
$28.1 million as of March 31, 2001, thus, making our total comprehensive loss $66.8 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt securities.

NET CASH FLOW

    At March 31, 2001, we had a working capital deficit of $3.9 million (a ratio of current assets to current liabilities of 1:1) and an unrestricted cash balance of $7.4 million, which compares to a working capital deficit of $25.9 million, (a ratio of current assets to current liabilities of 0.8:1) and an unrestricted cash balance of $15.1 million at December 31, 2000.

    Our net cash used in operating activities totaled $29.6 million for the three-month period ended March 31, 2001, while the net cash provided by operating activities totaled $21.5 million for the period from February 15, 2000 through March 31, 2000. Operating activities for the three months ended
March 31, 2001 were primarily from our net loss and the change in current assets and liabilities, offset by depreciation and amortization.

    Net cash used in investing activities totaled $6.2 million and $2.4 billion for the three months ended March 31, 2001 and the period from February 15, 2000 through March 31, 2000. Investing activities for the three months ended
March 31, 2001 were primarily attributable to capital expenditures of $22.7 million offset by an increase in payables-affiliates.

    Net cash provided by financing activities was $28.0 million and $2.4 billion for the three-month period ended March 31, 2001 and for the period from February 15, 2000 through March 31, 2000. Financing activity sources for the three months ended March 31, 2001 consisted primarily of net proceeds from the issuance of American's Senior Subordinated Notes and proceeds from long-term debt offset by repayments of long-term debt and the purchase of restricted investments to be used for the first four scheduled interest payments on the Senior Subordinated Notes.

CAPITAL RESOURCES

    On February 25, 2000, we obtained a $1.75 billion credit facility, to retire existing debt and complete our acquisition of American. Our credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, our lenders and we agreed to an amendment to our credit facility. This amendment became effective on March 14, 2001, when we permanently repaid $200.0 million of the term notes under our credit facility. Upon repayment of our indebtedness under the credit facility with proceeds from American's $450.0 million Senior Subordinated Notes due 2009, our credit facility was reduced to $1.55 billion. As of March 31, 2001 we had outstanding borrowings under our credit facility of $1.34 billion, and approximately
$206.5 million of credit availability.

    At March 31, 2001, we were in compliance with all required financial ratios and expect to be in compliance throughout 2001.

    On March 9, 2001, American completed the sale of $450.0 million Senior Subordinated Notes. These notes were sold at a discount of $3.3 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes, which is eight and a half years. The proceeds were used to repay outstanding indebtedness under our credit facility and to deposit funds into an interest reserve account to fund the first four scheduled interest payments on the notes.

    On May 30, 2001, American agreed to issue and sell $250.0 million principal amount of 9.5% Senior Subordinated Notes due 2009. American will use the net proceeds to repay outstanding indebtedness under American's credit facility and to deposit funds into an interest reserve account to fund the first four scheduled interest payments on these notes. Upon repayment of our indebtedness under our credit facility with proceeds from these notes, the committed amounts under our credit facility will be reduced to $1.35 billion. We anticipate finalizing a second amendment to our credit facility in connection with the completion of this sale of Senior Subordinated Notes on June 4, 2001.

    Interest on the revolving credit facility and the term loan facilities is based on a base rate or a Eurodollar formula, and has ranged in total between 7.4% and 10.1% since inception. We are required to reduce the outstanding principal balances of our term loans by a maximum of $27.5 million in 2001.

CAPITAL COMMITMENTS

    Our capital expenditures were $22.7 million for the three months ended March 31, 2001 and we expect our capital expenditures to be approximately $90.0 to $95.0 million for all of 2001. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

    Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flows, we believe that borrowings under our bank credit facility, the net proceeds from our debt offering, and cash flows from operations should be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may have to refinance our indebtedness at their respective maturities commencing in 2007. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

EFFECT OF PROPOSED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board has announced its intention to issue its new accounting rules for business combinations in June 2001. Although the final standards could differ from those currently proposed, the rules, as currently proposed, would prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and would require companies to stop amortizing existing goodwill effective January 1, 2002. In addition, any goodwill acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the proposed rules, companies would only charge goodwill to earnings upon an impairment of the goodwill. For the period from February 25, 2000 through December 31, 2000 and the three months ended March 31, 2001, we recorded $53.2 million and $15.4 million of amortization expense related to goodwill.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward- looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of March 31, 2001 we had interest rate hedges under various derivative contracts totaling $1.03 billion on our $1.55 billion credit facility. The terms of these agreements expire from June 2001 to March 2002. Increases in interest expense related to the interest rate hedge for the three months ended March 31, 2001 were reflected in income and totaled $3.8 million.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at March 31, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

EXHIBIT                                                                                        METHOD OF
NUMBER                                          DESCRIPTION                                     FILING
-------                 ------------------------------------------------------------  ---------------------------
  3.1                   Fourth Restated Certificate of Incorporation of American
                        Cellular
                        Corporation*................................................                     (1)[3.1]

  3.2                   Amended and Restated Bylaws of Registrant*..................                     (1)[3.2]

  3.3                   Certificate of Formation of ACC Acquisition LLC*............                     (1)[3.3]

  3.4                   Second Amended and Restated Limited Liability Company
                        Agreement of ACC Acquisition LLC, dated February 24, 2000, between AT&T Wireless Services JV Co. and Dobson JV
                        Company*....................................................                     (1)[3.4]

  3.5                   Certificate of Formation of American Cellular Wireless
                        LLC*........................................................                     (1)[3.5]

  3.6                   Limited Liability Company Agreement of American Cellular
                        Wireless LLC*...............................................                     (1)[3.6]

  3.7                   Certificate of Incorporation of PCPCS Corporation*..........                     (1)[3.7]

  3.8                   Bylaws of PCPCS Corporation*................................                     (1)[3.8]

  3.9                   Certificate of Formation of ACC of Kentucky LLC*............                     (1)[3.9]

  3.10                  Limited Liability Company Agreement of ACC of Kentucky
                        LLC*........................................................                    (1)[3.10]

  3.11                  Corrected Certificate of Formation of ACC Kentucky License
                        LLC*........................................................                    (1)[3.11]

  3.12                  Limited Liability Company Agreement of ACC Kentucky License
                        LLC*........................................................                    (1)[3.12]

  3.13                  Certificate of Incorporation of ACC of Michigan
                        Corporations*...............................................                    (1)[3.13]

  3.14                  Bylaws of ACC of Michigan Corporation, formerly known as
                        Gilro Cellular Corporation*.................................                    (1)[3.14]

  3.15                  Certificate of formation of ACC Michigan License LLC*.......                    (1)[3.15]

EXHIBIT                                                                                        METHOD OF
NUMBER                                          DESCRIPTION                                     FILING
-------                 ------------------------------------------------------------  ---------------------------
  3.16                  Limited Liability Company Agreement of ACC Michigan License
                        LLC*........................................................                    (1)[3.16]

  3.17                  Certificate of Incorporation of ACC of Minnesota
                        Corporation*................................................                    (1)[3.17]

  3.18                  Bylaws of ACC of Minnesota Corporation, successor to
                        Cellular Information Systems International Inc.*............                    (1)[3.18]

  3.19                  Certificate of Formation of ACC Minnesota License LLC*......                    (1)[3.19]

  3.20                  Limited Liability Company Agreement of ACC Minnesota License
                        LLC*........................................................                    (1)[3.20]

  3.21                  Certificate of Incorporation of Alexandra Cellular
                        Corporation*................................................                    (1)[3.21]

  3.22                  Bylaws of Alexandra Cellular Corporation*...................                    (1)[3.22]

  3.23                  Certificate of Formation of ACC New York License I LLC*.....                    (1)[3.23]

  3.24                  Limited Liability Company Agreement of ACC New York License
                        I LLC*......................................................                    (1)[3.24]

  3.25                  Certificate of Formation of ACC New York License II LLC*....                    (1)[3.25]

  3.26                  Limited Liability Company Agreement of ACC New York License
                        III LLC*....................................................                    (1)[3.26]

  3.27                  Certificate of Formation of ACC New York License III LLC*...                    (1)[3.27]

  3.28                  Limited Liability Company Agreement of ACC New York License
                        III LLC*....................................................                    (1)[3.28]

  3.29                  Certificate of Incorporation of ACC of Ohio Corporation*....                    (1)[3.29]

  3.30                  Bylaws of ACC of Ohio Corporation, formerly know as, Seven
                        Cellular Corporation*.......................................                    (1)[3.30]

  3.31                  Certificate of Formation of ACC Ohio License LLC*...........                    (1)[3.31]

  3.32                  Limited Liability Company Agreement of ACC Ohio License
                        LLC*........................................................                    (1)[3.32]

  3.33                  Certificate of Formation of ACC of Pennsylvania LLC*........                    (1)[3.33]

  3.34                  Limited Liability Company Agreement of ACC of Pennsylvania
                        LLC*........................................................                    (1)[3.34]

  3.35                  Corrected Certificate of Formation of ACC of Pennsylvania
                        License LLC*................................................                    (1)[3.35]

  3.36                  Limited Liability Company Agreement of ACC of Pennsylvania
                        License LLC.................................................                    (1)[3.36]

  3.37                  Certificate of Formation of ACC of Tennessee LLC*...........                    (1)[3.37]

  3.38                  Limited Liability Company Agreement of ACC of Tennessee
                        LLC*........................................................                    (1)[3.38]

  3.39                  Certificate of Formation of ACC Tennessee License LLC*......                    (1)[3.39]

  3.40                  Limited Liability Company Agreement of ACC Tennessee License
                        LLC*........................................................                    (1)[3.40]

  3.41                  Certificate of Incorporation ACC of Wausau Corporation*.....                    (1)[3.41]

  3.42                  Bylaws of ACC of Wausau Corporation, successor to Wausau
                        License Corporation*........................................                    (1)[3.42]

  3.43                  Certificate of Formation of ACC of Wausau License LLC*......                    (1)[3.43]

  3.44                  Limited Liability Company Agreement of ACC of Wausau License
                        LLC*........................................................                    (1)[3.44]

  3.45                  Certificate of Incorporation ACC of West Virginia
                        Corporation*................................................                    (1)[3.45]

  3.46                  Bylaws of ACC of West Virginia Corporation, successor to
                        Northland Cellular Corporation*.............................                    (1)[3.46]

  3.47                  Certificate of Formation of ACC of West Virginia License
                        LLC*........................................................                    (1)[3.47]

EXHIBIT                                                                                        METHOD OF
NUMBER                                          DESCRIPTION                                     FILING
-------                 ------------------------------------------------------------  ---------------------------
  3.48                  Limited Liability Company Agreement of ACC of West Virginia
                        License LLC*................................................                    (1)[3.48]

  3.49                  Certificate of Formation of ACC of Wisconsin LLC*...........                    (1)[3.49]

  3.50                  Limited Liability Company Agreement of ACC of Wisconsin
                        LLC*........................................................                    (1)[3.50]

  3.51                  Certificate of Formation of ACC of Wisconsin License LLC*...                    (1)[3.51]

  3.52                  Limited Liability Company Agreement of ACC of Wisconsin
                        License LLC*................................................                    (1)[3.52]

  3.53                  Certificate of Incorporation Chill Cellular Corporation*....                    (1)[3.53]

  3.54                  Bylaws of Chill Cellular Corporation*.......................                    (1)[3.54]

  3.55                  Certificate of Incorporation Dutchess County Cellular
                        Telephone
                        Company, Inc.*..............................................                    (1)[3.55]

  3.56                  Bylaws of Dutchess County Cellular Telephone Company,
                        Inc.*.......................................................                    (1)[3.56]

  4.1                   Second Amended and Restated Limited Liability Company
                        Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company*
                        (filed as Exhibit 3.4)......................................                     (1)[4.1]

  4.2                   Indenture dated March 14, 2001 between American Cellular
                        Corporation and United States Trust Company of New York*....                     (1)[4.2]

  4.3                   Escrow and Security Agreement dated March 14, 2001 between
                        American Cellular Corporation and United States Trust
                        Company of New York*........................................                     (1)[4.3]

  4.4                   Registration Rights Agreement dated March 14, 2001 between
                        American Cellular Corporation, Lehman Brothers, Inc. and
                        Banc of America Securities LLC*.............................                     (1)[4.4]

 10.1                   Amended and Restated Management Agreement, dated
                        February 25, 2000, between Dobson Cellular Systems, Inc. and
                        of ACC Acquisition LLC*.....................................                    (1)[10.1]

 10.2                   Amended and Restated Operating Agreement, dated
                        February 25, 2000, between Dobson Cellular Systems, Inc.
                        (and its affiliates) and ACC Acquisition LLC (and its
                        affiliates)*................................................                    (1)[10.2]

 10.3                   Amended and Restated Operating Agreement, dated
                        February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its
                        affiliates)*................................................                    (1)[10.3]

 10.4                   Credit Agreement, dated February 25, 2000, among American
                        Cellular Corporation, Bank of America, N.A., CIBC World
                        Market Corp., Barclays Bank PLC, Lehman Commercial Paper
                        Inc., TD Securities Inc. and others*........................                    (1)[10.4]

 10.4.1                 First Amendment to Credit Agreement dated March 2, 2001*....                  (1)[10.4.1]

 10.4.2                 Second Amendment to Credit Agreement dated May 31, 2001                               (2)

 10.5                   License Agreement, dated September 23, 1998, by and between
                        H.O. Software, Inc. and American Cellular Corporation, as
                        amended, modified or otherwise supplemented from time to
                        time*.......................................................                    (1)[10.5]

 10.6                   Supply Agreement, dated December 6, 1995, between Nortel
                        Networks, Inc. f/k/a Northern Telecom, Inc. and Dobson
                        Communications Corporation,
                        as amended..................................................                    (1)[10.6]

EXHIBIT                                                                                        METHOD OF
NUMBER                                          DESCRIPTION                                     FILING
-------                 ------------------------------------------------------------  ---------------------------
 10.7                   Form of License Agreement among Cellular One Group and
                        various subsidiaries of American Cellular Corporation*......                    (1)[10.7]

 10.8                   Intercarrier Roamer Service Agreement, dated January 23,
                        1997, between American Cellular Corporation, as successor to
                        PriCellular Corporation and United States Cellular
                        Corporation*................................................                    (1)[10.8]

 10.9                   Intercarrier Roamer Service Agreement dated October 16, 1999 between Cingular Wireless, as successor to Southwestern Bell
                        Mobile Systems, Inc., and Dobson Cellular Systems, Inc......                    (1)[10.9]

 10.9.1                 Letter Agreement dated July 5, 2000 accepting American
                        Cellular Corporation as an affiliate of Dobson Cellular
                        Systems, Inc................................................                  (1)[10.9.1]

 10.9.2                 Letter Agreement regarding Crossband Roaming, dated
                        June 14, 2000, between American Cellular Corporation and
                        Cingular Wireless, successor to Southwestern Bell Mobile
                        Systems, Inc.*..............................................                  (1)[10.9.2]

 10.10                  Intercarrier Roamer Service Agreement, dated March 14, 1997, between American Cellular Corporation, successor to
                        PriCellular Corporation and Cingular Wireless, successor to
                        Houston Cellular*...........................................                   (1)[10.10]

 10.11                  Intercarrier Roamer Service Agreement, dated September 16,
                        2000, between Cingular Wireless, successor to BellSouth
                        Cellular National Marketing, Inc. and Dobson Cellular
                        Systems, Inc.*..............................................                   (1)[10.11]

 10.12                  Intercarrier Roamer Service Agreement, dated January 16,
                        1997, between American Cellular Corporation, successor to
                        PriCellular Corporation and Verizon Wireless, successor to parties doing business as Bell Atlantic
                        NYNEX Mobile*...............................................                   (1)[10.12]

 10.13                  Intercarrier Roamer Service Agreement, dated April 2, 1998, between American Cellular Corporation, successor to
                        PriCellular Corporation and Verizon Wireless, successor to
                        GTE Mobile Communications Inc., GTE Mobilenet Inc. and
                        Control Cellular Inc.*......................................                   (1)[10.13]

 10.14                  Intercarrier Roamer Service Agreement, dated January 16,
                        1997, between Verizon Wireless, successor to AIRTOUCH
                        Cellular and American Cellular Corporation, successor to
                        PriCellular Corporation*....................................                   (1)[10.14]

 10.15                  Intercarrier Roamer Service Agreement, dated September 9,
                        1997, between American Cellular Corporation, successor to
                        PriCellular Corporation and Verizon Wireless, successor to
                        US West Communications, Inc.*...............................                   (1)[10.15]

 10.16                  Intercarrier Roamer Service Agreement, dated January 16,
                        1997, between Licensees and Permittees (as defined in the
                        Agreement) and American Cellular Corporation, successor to
                        PriCellular Corporation*....................................                   (1)[10.16]

------------------------

*   Previously filed

(1) Filed as an exhibit to the Registrant's Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2) Filed herewith.

    (b) Reports on Form 8-K

        Not applicable

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    ACC ACQUISITION LLC
                                                                        (registrant)

Date: June 1, 2001                                                 /s/ EVERETT R. DOBSON
                                                      ------------------------------------------------
                                                                     Everett R. Dobson
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                  CHIEF EXECUTIVE OFFICER

Date: June 1, 2001                                                /s/ BRUCE R. KNOOIHUIZEN
                                                      ------------------------------------------------
                                                                    Bruce R. Knooihuizen
                                                         VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                               (PRINCIPAL FINANCIAL OFFICER)