Form 10-Q
period 2001-06-30
ACC ACQUISITION LLC
filed 2001-08-14
CIK 1137719

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


                  For the quarterly period ended June 30, 2001

                                       or

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NO. 333-59322

                                   -----------

                               ACC ACQUISITION LLC
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                     22-3043811
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

             14201 WIRELESS WAY
          OKLAHOMA CITY, OKLAHOMA                                 73134
  (Address of principal executive offices)                     (Zip Code)

                                 (405) 529-8500
              (Registrant's telephone number, including area code)
                                   -----------

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

                                            ACC ACQUISITION LLC AND SUBSIDIARIES

                                                     INDEX TO FORM 10-Q


 ITEM
NUMBER                                                                                                                      PAGE
------                                                                                                                      ----
                                                   PART I. FINANCIAL INFORMATION

  1     Condensed Consolidated Financial Statements (Unaudited):
        Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000................................        3
        Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001, the Three
          Months Ended June 30, 2000, and for the period from formation (February 15, 2000) through June 30,
          2000.........................................................................................................        4
        Condensed Consolidated Statement of Comprehensive Loss and Members' Equity for the Six Months Ended
          June 30, 2001................................................................................................        5
        Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and for the period from
          formation (February 15, 2000) through June 30, 2000..........................................................        6
        Notes to Condensed Consolidated Financial Statements...........................................................        7
  2     Management's Discussion and Analysis of Financial Condition and Results of Operations..........................       10
  3     Quantitative and Qualitative Disclosure about Market Risk......................................................       17

                                           PART II. OTHER INFORMATION

  1     Legal Proceedings..............................................................................................       18
  2     Changes in Securities and Use of Proceeds......................................................................       18
  3     Defaults Upon Senior Securities................................................................................       18
  4     Submission of Matters to a Vote of Security Holders............................................................       18
  5     Other Information..............................................................................................       18
  6     Exhibits and Reports on Form 8-K...............................................................................       18


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           ACC ACQUISITION LLC AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)


                                                                                           JUNE 30,                DECEMBER 31,
                                                                                             2001                      2000
                                                                                      -----------------------------------------

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................................          $     2,701,774           $    15,123,142
  Restricted cash and investments ..........................................               71,304,135                        --
  Accounts receivable, net .................................................               58,284,029                48,208,271
  Inventory ................................................................                9,010,287                 8,372,549
  Other current assets .....................................................               11,608,661                 8,578,882
                                                                                      -----------------------------------------
    Total current assets ...................................................              152,908,886                80,282,844
                                                                                      -----------------------------------------
PROPERTY, PLANT AND EQUIPMENT, net .........................................              213,640,633               192,986,089
                                                                                      -----------------------------------------
OTHER ASSETS:
  Restricted investments ...................................................               63,262,161                        --
  Wireless license acquisition costs, net ..................................            1,136,162,401             1,149,419,497
  Customer list, net .......................................................               36,555,518                41,555,518
  Goodwill, net ............................................................            1,166,997,252             1,195,251,171
  Deferred costs and other, net ............................................               46,397,860                30,607,705
                                                                                      -----------------------------------------
    Total other assets .....................................................            2,449,375,192             2,416,833,891
                                                                                      -----------------------------------------
        Total assets .......................................................          $ 2,815,924,711           $ 2,690,102,824
                                                                                      =========================================
                                             LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .........................................................          $    13,688,732           $    30,100,531
  Accounts payable-affiliates ..............................................               15,280,574                11,805,894
  Accrued expenses .........................................................               38,691,711                26,800,910
  Deferred revenue and customer deposits ...................................               11,236,206                10,007,706
  Current portion of long-term debt ........................................               35,160,030                27,465,000
                                                                                      -----------------------------------------
    Total current liabilities ..............................................              114,057,253               106,180,041
                                                                                      -----------------------------------------
OTHER LIABILITES:
  Payables-affiliates ......................................................                       --                 9,193,025
  Long-term debt, net of current portion ...................................            1,809,204,791             1,650,535,000
  Deferred tax liabilities .................................................              230,600,319               258,438,146
  Other non-current liabilities ............................................               59,525,410                        --
MEMBERS' EQUITY:
  Members' equity ..........................................................              797,827,565               765,000,000
  Retained deficit .........................................................             (170,765,217)              (99,243,388)
  Accumulated comprehensive loss ...........................................              (24,525,410)                       --
                                                                                      -----------------------------------------
    Total members' equity ..................................................              602,536,938               665,756,612
                                                                                      -----------------------------------------
        Total liabilities and members' equity ..............................          $ 2,815,924,711           $ 2,690,102,824
                                                                                      =========================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           ACC ACQUISITION LLC AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                                                                                   FOR THE PERIOD
                                                                                                                   FROM FORMATION
                                                        THREE MONTHS                      SIX MONTHS ENDED         (FEBRUARY 15,
                                                       ENDED JUNE 30,                         JUNE 30,             2000) THROUGH
                                                2001                    2000                    2001               JUNE 30, 2000
                                                ----                    ----                    ----               -------------
OPERATING REVENUES:
  Service revenue ...............          $  70,239,322           $  53,759,021           $ 132,129,765           $  70,523,517
  Roaming revenue ...............             39,283,017              40,015,325              70,185,120              50,886,671
  Equipment and other revenue ...              4,753,632               4,972,132               9,362,948               6,214,240
                                           -------------------------------------------------------------------------------------
        Total operating revenues.            114,275,971              98,746,478             211,677,833             127,624,428
                                           -------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Cost of service ...............             27,453,065              16,701,274              51,907,918              21,695,772
  Cost of equipment .............             10,466,746               6,399,728              21,970,760               8,086,470
  Marketing and selling .........             14,358,048               9,125,926              29,089,412              11,647,932
  General and administrative ....             15,843,897              11,948,673              30,540,143              15,826,347
  Depreciation and amortization .             47,683,500              46,120,636              93,040,199              63,170,467
                                           -------------------------------------------------------------------------------------
        Total operating expenses.            115,805,256              90,296,237             226,548,432             120,426,988
                                           -------------------------------------------------------------------------------------
OPERATING (LOSS) INCOME .........             (1,529,285)              8,450,241             (14,870,599)              7,197,440
OTHER INCOME (EXPENSE):
   Interest expense .............            (44,431,366)            (38,710,277)            (85,654,536)            (53,019,759)
   Other income, net ............              1,484,580                 124,720               1,805,173                 413,885
                                           -------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES ........            (44,476,071)            (30,135,316)            (98,719,962)            (45,408,434)
INCOME TAX BENEFIT ..............             11,645,503               5,897,962              27,198,133               9,489,221
                                           -------------------------------------------------------------------------------------
NET LOSS ........................          $ (32,830,568)          $ (24,237,354)          $ (71,521,829)          $ (35,919,213)
                                           =====================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           ACC ACQUISITION LLC AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENT OF
                                          COMPREHENSIVE LOSS AND MEMBERS' EQUITY
                                          FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                       (UNAUDITED)


                                  COMPREHENSIVE
                                       LOSS                                    MEMBERS' EQUITY
                                  -------------      ----------------------------------------------------------------------
                                                                                             ACCUMULATED          TOTAL
                                                        MEMBERS'           RETAINED        COMPREHENSIVE         MEMBERS'
                                                         EQUITY             DEFICIT            LOSS               EQUITY
                                                         ------             -------            ----               ------
December 31, 2000 ..............                     $ 765,000,000      $ (99,243,388)     $          --      $ 665,756,612
 Net loss ......................  $ (71,521,829)                --        (71,521,829)                --        (71,521,829)
 Capital contribution ..........             --         32,827,565                 --                 --         32,827,565
 Transition adjustment for
   implementation of SFAS 133...    (15,850,608)                --                 --        (15,850,608)       (15,850,608)
 Loss on hedge transactions ....     (8,674,802)                --                 --         (8,674,802)        (8,674,802)
                                  -------------      ----------------------------------------------------------------------
June 30, 2001 ..................  $ (96,047,239)     $ 797,827,565      $(170,765,217)     $ (24,525,410)     $ 602,536,938
                                  =============      ======================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       ACC ACQUISITION LLC AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                                          FOR THE PERIOD FROM
                                                                                                          FORMATION (FEBRUARY
                                                                                        SIX MONTHS ENDED   15, 2000) THROUGH
                                                                                         JUNE 30, 2001       JUNE 30, 2000
                                                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................................  $   (71,521,829)     $   (35,919,213)
   Adjustments to reconcile net loss to net cash provided by operating activities-
     Depreciation and amortization ..................................................       93,040,199           63,170,467
     Amortization of bond discount and financing cost ...............................        2,396,506                   --
     Deferred income taxes and investment tax credits, net ..........................      (27,837,827)          (6,478,081)
   Changes in current assets and liabilities-
     Accounts receivable ............................................................      (10,075,758)          (7,662,038)
     Other current assets ...........................................................       (3,842,421)            (783,928)
     Accounts payable ...............................................................      (14,814,471)          14,213,968
     Accrued expenses ...............................................................       11,890,801           15,560,364
     Deferred revenue and customer deposits .........................................        1,228,500            1,644,413
                                                                                       ------------------------------------
        Net cash (used in) provided by operating activities .........................      (19,536,300)          43,745,952
                                                                                       ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...........................................................      (46,573,946)         (15,977,704)
     Increase in receivable-affiliate ...............................................               --          (11,107,108)
     Decrease in payables-affiliate .................................................       (9,193,025)                  --
     Proceeds from sale of assets ...................................................           43,000                   --
     Acquisition of American Cellular Corporation ...................................               --       (2,440,000,000)
     Cash acquired with American Cellular Corporation ...............................               --           25,413,377
     Other investing activities .....................................................       (2,340,129)            (174,602)
                                                                                       ------------------------------------
        Net cash used in investing activities .......................................      (58,064,100)      (2,441,846,037)
                                                                                       ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt ...................................................      130,000,000        1,688,000,000
     Repayments of long-term debt ...................................................     (656,752,794)         (38,000,000)
     Proceeds from senior subordinated notes ........................................      693,020,500                   --
     Deferred financing costs .......................................................      (17,936,160)                  --
     Capital cash contribution ......................................................       16,413,783          765,000,000
     Purchase of restricted investments .............................................     (133,174,734)                  --
     Other financing activities .....................................................       (1,391,563)                  --
     Deposit from Dobson Communications Corporation .................................       35,000,000                   --
                                                                                       ------------------------------------
        Net cash provided by financing activities ...................................       65,179,032        2,415,000,000
                                                                                       ------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ................................      (12,421,368)          16,899,915
CASH AND CASH EQUIVALENTS, beginning of period ......................................       15,123,142                   --
                                                                                       ------------------------------------
CASH AND CASH EQUIVALENTS, end of period ............................................  $     2,701,774      $    16,899,915
                                                                                       ====================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for-
        Interest, net of amounts capitalized ........................................  $    72,726,909      $            --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital contribution of PCS licenses and certain other assets ....................  $    16,413,783      $            --


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ACC ACQUISITION LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The condensed consolidated balance sheets of ACC Acquisition LLC ("the Company") as of June 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three and six months ended June 30, 2001, for the three months ended June 30, 2000, and for the period from formation (February 15, 2000) through June 30, 2000, the condensed consolidated statement of comprehensive loss and members' equity for the six months ended June 30, 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and for the period from formation (February 15, 2000) through June 30, 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

         The condensed consolidated balance sheet data at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 2000 consolidated financial statements included in Form S-4, Registration No. 333-59322 for American Cellular Corporation, which registered $450.0 million Senior Subordinated Notes due 2009.

1. ORGANIZATION

         The Company is a limited liability company equally owned by AT&T Wireless and Dobson Communications Corporation, it was originally formed on February 15, 2000, to acquire the operations of American Cellular Corporation ("American") and its subsidiaries. On February 25, 2000, the Company acquired American for $2.44 billion.

2. ACQUISITIONS

         On February 25, 2000, the Company acquired American for $2.44 billion, of which $765.0 million was paid in cash to American and the remaining $1.675 billion was financed by the Company's new credit facility. This acquisition was accounted for as a purchase. Accordingly, the cost of the acquisition was allocated to the acquired assets and liabilities. The allocation of the $2.44 billion of purchase price on February 25, 2000, was as follows:


Current assets ......................   $   63,606,606
Property, plant and equipment........      174,511,971
Wireless license costs ..............    1,200,089,119
Customer list .......................       50,000,000
Goodwill ............................    1,228,454,988
Other assets ........................       33,898,836
Current liabilities .................      (48,778,143)
Deferred tax liabilities ............     (261,783,377)
                                        --------------
                                        $2,440,000,000
                                        ==============


3. LONG-TERM DEBT

         The Company's long-term debt consists of the following:


                                         JUNE 30, 2001        DECEMBER 31, 2000
                                         -------------        -----------------
Revolving credit facilities ........... $1,151,247,206          $1,678,000,000
Senior Subordinated Notes, net.........    693,117,615                      --
                                        --------------------------------------
  Total debt ..........................  1,844,364,821           1,678,000,000
Less-Current maturities ...............     35,160,030              27,465,000
                                        --------------------------------------
  Total long term debt ................ $1,809,204,791          $1,650,535,000
                                        ======================================


REVOLVING CREDIT FACILITIES

         On February 25, 2000, the Company obtained a $1.75 billion credit facility, to retire existing debt and complete the acquisition of American. The Company's credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula, an has ranged in total between 6.4% and 10.1% since inception (total weighted average interest of 8.0% for the six months ended June 30, 2001.)

         On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term notes under the credit facility. The Company used proceeds from the issuance of $450.0 million Senior Subordinated Notes due 2009 (described below), to reduce its credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of $250.0 million Senior Subordinated Notes due 2009 (described below) and the Company's credit facility was reduced to $1.34 billion. As of June 30, 2001, the Company had approximately $12.8 million of credit availability.

SENIOR SUBORDINATED NOTES

         On March 14, 2001, American completed the sale of $450.0 million Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.3 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes, which is eight and a half years. The net proceeds were used to repay outstanding indebtedness under the Company's credit facility and to fund an interest reserve account for the first four scheduled interest payments on the notes.

         On June 4, 2001, American completed the sale of $250.0 million Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.6 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes, which terminate the same day as the original $450.0 million Senior Subordinated Notes discussed above. The proceeds were used to repay outstanding indebtedness under the Company's credit facility and to deposit funds into an interest reserve account for the first four scheduled interest payments on the notes.

INTEREST RATE HEDGES

         The Company pays interest on its bank credit facility based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

         The Company has entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate was effectively fixed at a rate of 7.3% plus a factor based on the Company's leverage (total weighted average interest of 8.0% for the six months ended June 30, 2001). This agreement expired on June 4, 2001 and the second interest rate hedge contract became effective at that time. The second hedge contract expires June 30, 2002, and sets the interest rate on $1.03 billion of debt at a rate of 6.7%, plus a factor based on the Company's leverage.

         On January 1, 2001, in accordance with SFAS 133, the Company began recording a liability and a net loss to comprehensive income relating to its interest rate hedges. See further discussion in Note 6.

4.  OTHER NON-CURRENT LIABILITIES

         On June 29, 2001, American received a $35.0 million equity infusion from Dobson Communications. The terms of this investment have not been finalized, but the parties have agreed in principle that the investment will take the form of non-voting preferred stock. Until such time that the terms of the preferred stock investment are finalized and the stock is issued to Dobson Communications, the Company will record the $35.0 million received as "Other non-current liabilities."

5.  RESTRICTED CASH AND INVESTMENTS

         Restricted cash and investments consist of interest pledge deposits for the Senior Subordinated Notes described in Note 3. The interest pledge deposits include the initial deposit of $85.2 million for the $450.0 million Senior Subordinated Notes, plus accrued interest and the additional deposit of $48.0 million for the $250.0 million Senior Subordinated Notes, plus accrued interest.

6.  MEMBERS' EQUITY

         On January 18, 2001, the Company received a $32.8 million capital contribution of which 50% was from AT&T Wireless and 50% was from Dobson Communications. This contribution consisted of cash, PCS licenses relating to areas in northeast Oklahoma and southeast Kansas, and certain other assets.

         On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a net loss to comprehensive income totaling $15.9 million relating to its outstanding interest rate hedges, thus decreasing the Company's total equity. As of June 30, 2001, this total liability was $24.5 million.

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would test for impairment of goodwill or indefinite life intangibles at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company has not yet determined the effect these new accounting standards may have on its results of operations, financial position and cash flow. The Company will be required to implement these standards effective January 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS PRESENTS FACTORS, WHICH WE BELIEVE ARE RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR CONSOLIDATED FINANCIAL POSITION AND RESULTS OF OPERATIONS. THIS FINANCIAL AND BUSINESS ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

OVERVIEW

         ACC Acquisition LLC, a limited liability company equally owned by AT&T Wireless and Dobson Communications, was originally formed on February 15, 2000 to acquire the operations of American. On February 25, 2000 we acquired American for $2.44 billion. We provide rural and suburban wireless telephone services in portions of twelve states. At June 30, 2001, our wireless systems covered a total population of approximately 5.1 million and we had approximately 608,800 subscribers.

REVENUE

         Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

         We primarily derive service revenue by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. These declines have been generally offset by significant increases in average minutes of use per subscriber. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

         We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming revenue accounted for 34.4%, 40.5%, 33.2%, and 39.4% of our operating revenue for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000, respectively. Roaming revenue typically yields higher average per minute rates and higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, customer service, and collections in servicing roaming customers as compared to our home subscribers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.42, $0.63, $0.43 and $0.65 per minute for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000, respectively. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months. Despite the decline in our roaming yield, our overall roaming revenue remained fairly constant due to increases in roaming minutes of use.

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

         Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

         Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to direct sales personnel and independent sales agents for new business generated.

         Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration. One of our principal owners, Dobson Communications, provides management and certain other services to us in accordance with a management agreement. We share corporate and shared call center costs incurred by Dobson Communications with Dobson Communications. These shared costs are allocated between Dobson Communications and us primarily based on the estimated populations in our respective licensed areas and subscribers.

         Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets; primarily goodwill, wireless license acquisition costs and customer lists.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

         OPERATING REVENUE. For the three months ended June 30, 2001, total operating revenue increased $15.6 million, or 15.7%, to $114.3 million from $98.7 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 61.5%, 34.4% and 4.1%, respectively, of total operating revenue during the three months ended June 30, 2001 and 54.5%, 40.5% and 5.0%, respectively, of total operating revenue during the three months ended June 30, 2000.

         The following table sets forth the components of our revenue for the periods indicated:


                                            THREE MONTHS ENDED
                                                 JUNE 30,
                                                 --------
                                          2001              2000
                                          ----              ----
                                             ($ IN THOUSANDS)

Operating Revenue:
  Service revenue ...................  $ 70,239          $ 53,759
  Roaming revenue ...................    39,283            40,015
  Equipment and other revenue........     4,754             4,972
                                       --------------------------
    Total ...........................  $114,276          $ 98,746
                                       ==========================


         Service revenue increased $16.4 million, or 30.7%, to $70.2 million in the three months ended June 30, 2001 from $53.8 million in the same period of 2000. The increase was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 24.6% to approximately 608,800 at June 30, 2001 from approximately 488,500 at June 30, 2000. Our average monthly service revenue per subscriber increased 2.6% to $39 from $38 for the three months ended June 30, 2001 and 2000 respectively. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On June 30, 2001, 61.4% of our subscriber base was on digital rate plans compared to 30.1% at June 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

         Roaming revenue decreased $0.7 million, or 1.8%, to $39.3 million in the three months ended June 30, 2001 from $40.0 million for the comparable period of 2000. Roaming minutes have increased by 46.3% since the same quarter of 2000, however, our roaming revenue per minute-of-use has decreased by 33.3%. Decreases in our revenue per minute-of-use are a result of new lower rate contracts that were entered into in 2000.

         Equipment and other revenue of $4.8 million in the three months ended June 30, 2001 represented a decrease of $0.2 million, or 4.4%, from $5.0 million in the same period of 2000, as we sold more equipment at a discount during the three months ended June 30, 2001 as a result of more competitive markets.

         COST OF SERVICE. For the three months ended June 30, 2001, the total cost of service increased $10.8 million, or 64.4% to $27.5 million from $16.7 million for the comparable period in 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $5.6 million due to increased charges by third-party wireless providers. The remaining increase of $5.2 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

         COST OF EQUIPMENT. For the three months ended June 30, 2001, cost of equipment increased $4.1 million, or 63.5% to $10.5 million during 2001 from $6.4 million in the same period of 2000, primarily from increases in the volume of equipment sold due to the growth in gross subscriber additions.

         MARKETING AND SELLING COSTS. Marketing and selling costs increased $5.3 million, or 57.3%, to $14.4 million for the three month period ended June 30, 2001 from $9.1 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. The number of gross subscribers added in the second quarter of 2001 increased approximately 15.0%, to 55,300, compared to approximately 48,100 added in the second quarter of 2000.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $3.9 million, or 32.6%, to $15.8 million for the three month period ended June 30, 2001 from $11.9 million for the same period in 2000. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth.

         DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended June 30, 2001, depreciation and amortization expense increased $1.6 million, or 3.4% to $47.7 million from $46.1 million in the same period of 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired during 2000 and 2001.

         INTEREST EXPENSE. For the three months ended June 30, 2001, interest expense increased $5.7 million, or 14.8%, to $44.4 million from $38.7 million in the same period of 2000. The increase was primarily a result of increased interest rates and increased borrowings.


         NET LOSS. For the three months ended June 30, 2001, our net loss was $32.8 million. Our net loss increased $8.6 million, or 35.5%, from $24.2 million in the three months ended June 30, 2000. The increase in our net loss is primarily attributable to our increase in operating and interest expenses, offset by our increase in service revenue.

         COMPREHENSIVE LOSS. We implemented SFAS 133 in January 2001. As a result, we recorded a liability and a net loss to comprehensive income totaling $24.5 million as of June 30, 2001.

         SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30,
2000

         The combined six months ended June 30, 2000 results of operations combine the results of operation for the period from January 1, 2000 through February 24, 2000 (the period prior to our acquisition of American) and the results of operations for the period from February 15, 2000 through June 30, 2000 (the period subsequent to our formation). For comparison purposes, any reference in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" to the period ended June 30, 2000 refers to the combined period ended June 30, 2000.

         The following table sets forth the components of our results of operations for the periods indicated:


                                                        AMERICAN CELLULAR
                                      ACC ACQUISITION   (THE PREDECESSOR    ACC ACQUISITION LLC
                                           LLC              COMPANY)        FOR THE PERIOD FROM
                                        SIX MONTHS       JANUARY 1, 2000     FEBRUARY 15, 2000        COMBINED
                                        ENDED JUNE 30,      THROUGH              THROUGH         SIX MONTHS ENDED
                                           2001         FEBRUARY 24, 2000      JUNE 30, 2000       JUNE 30, 2000
                                      ---------------------------------------------------------------------------
Operating Revenue:
  Service revenue ..................     $ 132,130           $  31,189           $  70,523           $ 101,712
  Roaming revenue ..................        70,185              21,005              50,887              71,892
  Equipment and other revenue ......         9,363               2,469               6,214               8,683
                                      ---------------------------------------------------------------------------
      Total operating revenue.......       211,678              54,663             127,624             182,287
                                      ---------------------------------------------------------------------------
Operating Expenses:
  Cost of service ..................        51,908              10,165              21,696              31,861
  Cost of equipment ................        21,971               3,510               8,087              11,597
  Marketing and selling ............        29,089               5,347              11,648              16,995
  General and administrative .......        30,540               8,301              15,826              24,127
  Depreciation and amortization ....        93,040              16,720              63,170              79,890
                                      ---------------------------------------------------------------------------
     Total operating expenses ......       226,548              44,043             120,427             164,470
                                      ---------------------------------------------------------------------------

Operating (loss) income ............       (14,870)             10,620               7,197              17,817
                                      ---------------------------------------------------------------------------
  Interest expense .................       (85,655)            (16,051)            (53,020)            (69,071)
  Interest income ..................         1,784                 990                 401               1,391
  Other income (expense) ...........            21              (1,510)                 14              (1,496)
                                      ---------------------------------------------------------------------------
Loss before income taxes ...........       (98,720)             (5,951)            (45,408)            (51,359)
Income tax (provision) benefit .....        27,198                (154)              9,489               9,335
                                      ---------------------------------------------------------------------------
Net loss ...........................     $ (71,522)          $  (6,105)          $ (35,919)          $ (42,024)
                                      ===========================================================================


         In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual combined financial statement numbers.

         OPERATING REVENUE. For the six months ended June 30, 2001, total operating revenue increased $29.4 million, or 16.1%, to $211.7 million from $182.3 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 62.4%, 33.2% and 4.4%, respectively, of total operating revenue during the six months ended June 30, 2001 and 55.8%, 39.4% and 4.8%, respectively, of total operating revenue during the six months ended June 30, 2000.

         Service revenue increased $30.4 million, or 29.9%, to $132.1 million in the six months ended June 30, 2001 from $101.7 million in the same period of 2000. The increase was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 24.6% to approximately 608,800 at June 30, 2001 from approximately 488,500 at June 30, 2000. Our average monthly service revenue per subscriber increased 2.6% to $39 from $38 for the six months ended June 30, 2001 and 2000, respectively. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On June 30, 2001, 61.4% of our subscriber base was on digital rate plans compared to 30.1% at June 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

         Roaming revenue decreased $1.7 million, or 2.4%, to $70.2 million in the six months ended June 30, 2001 from $71.9 million for the comparable period of 2000. Roaming minutes have increased by 48.3% since the same period of 2000, however, our roaming revenue per minute-of-use has decreased by 33.8%. Decreased in our revenue per minute-of-use are a result of new lower rate contracts that were entered into in 2000.

         Equipment and other revenue of $9.4 million in the six months ended June 30, 2001 represented an increase of $0.7 million, or 7.8%, from $8.7 million in the same period of 2000, as we sold more equipment during the six months ended June 30, 2001 as a result of growth in subscriber additions.

         COST OF SERVICE. For the six months ended June 30, 2001, the total cost of service increased $20.0 million, or 62.9%, to $51.9 million from $31.9 million for the comparable period in 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $9.5 million due to increased charges by third-party wireless providers. The remaining increase of $10.5 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

         COST OF EQUIPMENT. For the six months ended June 30, 2001, cost of equipment increased $10.4 million, or 89.5%, to $22.0 million during 2001 from $11.6 million in the same period of 2000, primarily from increases in the volume of equipment sold due to the growth in gross subscriber additions.

         MARKETING AND SELLING COSTS. Marketing and selling costs increased $12.1 million, or 71.2%, to $29.1 million for the six month period ended June 30, 2001 from $17.0 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. The number of gross subscribers added in the six months ended June 30, 2001 increased approximately 23.1%, to 117,300, compared to approximately 95,300 added in the six months ended June 30, 2000.

         GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $6.4 million, or 26.6%, to $30.5 million for the six month period ended June 30, 2001 from $24.1 million for the same period in 2000. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth.

         DEPRECIATION AND AMORTIZATION EXPENSE. For the six months ended June 30, 2001, depreciation and amortization expense increased $13.1 million, or 16.5%, to $93.0 million from $79.9 million in the same period of 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired during 2000 and 2001.

         INTEREST EXPENSE. For the six months ended June 30, 2001, interest expense increased $16.6 million, or 24.0%, to $85.7 million from $69.1 million in the same period of 2000. The increase was primarily a result of increased interest rates and increased borrowings.

         NET LOSS. For the six months ended June 30, 2001, our net loss was $71.5 million. Our net loss increased $29.5 million, or 70.2%, from $42.0 million in the six months ended June 30, 2000. The increase in our net loss is primarily attributable to our increase in depreciation and amortization and interest expense.

         COMPREHENSIVE LOSS. We implemented SFAS 133 in January 2001. As a result, we recorded a liability and a net loss to comprehensive income totaling $24.5 million as of June 30, 2001, thus making our total comprehensive loss $96.0 million for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt securities.

NET CASH FLOW

         At June 30, 2001, we had working capital of $38.9 million (a ratio of current assets to current liabilities of 1.3:1) and an unrestricted cash balance of $2.7 million, which compares to a working capital deficit of $25.9 million, (a ratio of current assets to current liabilities of 0.8:1) and an unrestricted cash balance of $15.1 million at December 31, 2000.

         Our net cash used in operating activities totaled $19.5 million for the six months ended June 30, 2001, while the net cash provided by operating activities totaled $43.7 million for the period from February 15, 2000 through June 30, 2000. Cash used in operating activities for the six months ended June 30, 2001 increased compared to the same period in 2000 primarily due to our increases in net loss and deferred income taxes and investment tax credits, offset by depreciation and amortization.

         Net cash used in investing activities totaled $58.1 million and $2.4 billion for the six months ended June 30, 2001 and the period from February 15, 2000 through June 30, 2000, respectively. Investing activities for the six months ended June 30, 2001 were primarily attributable to capital expenditures of $46.6 million.

         Net cash provided by financing activities totaled $65.2 million and $2.4 billion for the six months ended June 30, 2001 and for the period from February 15, 2000 through June 30, 2000. Financing activity sources for the six months ended June 30, 2001 consisted primarily of net proceeds from the issuance of

American's Senior Subordinated Notes due 2009, an investment from Dobson Communications and proceeds from long-term debt offset by repayments of long-term debt and the purchase of restricted investments to be used for the first four scheduled interest payments on the Senior Subordinated Notes due 2009.

CAPITAL RESOURCES

         On February 25, 2000, we obtained a $1.75 billion credit facility, to retire existing debt and complete our acquisition of American. Our credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, our lenders and we agreed to an amendment to our credit facility. This amendment became effective on March 14, 2001, when we permanently repaid $200.0 million of the term notes under our credit facility. We used proceeds from American's issuance of $450.0 million Senior Subordinated Notes due 2009, to reduce our credit facility to $1.55 billion. On May 31, 2001, our lenders and we agreed to a second amendment to our credit facility. This amendment became effective on June 4, 2001, when we permanently repaid $201.3 million of the term notes under our credit facility with proceeds from American's issuance of $250.0 million Senior Subordinated Notes due 2009, which reduced our credit facility to $1.34 billion. As of June 30, 2001 we had outstanding borrowings under our credit facility of $1.15 billion, and approximately $12.8 million of credit availability.

         Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged in total between 6.4% and 10.1% since inception. We are required to reduce the outstanding principal balances of our term loans by a maximum of $35.2 million during the next twelve months.

         On March 14, 2001, American completed the sale of $450.0 million Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.3 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes.

         On June 4, 2001, American completed the sale of $250.0 million Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.6 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes.

CAPITAL COMMITMENTS

         Our capital expenditures were $46.6 million for the six months ended June 30, 2001 and we expect our capital expenditures to be approximately $90.0 to $95.0 million for all of 2001. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

         Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems and growth in our cash flows, we believe that borrowings under our bank credit facility, the net proceeds from American's debt offerings, and cash flows from operations should be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may have to refinance our indebtedness at their respective maturities commencing in 2007. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

EFFECT OF NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would test for impairment of goodwill or indefinite life intangibles at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. We have not yet determined the effect these new accounting standards may have on our results of operations, financial position and cash flow. We will be required to implement these standards effective January 1, 2002.

FORWARD-LOOKING STATEMENTS

         The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of June 30, 2001 we had interest rate hedges under various derivative contracts totaling $1.03 billion on our $1.34 billion credit facility. The terms of these agreements expire in June 2002. Increases in interest expense related to the interest rate hedge for the six months ended June 30, 2001 and 2000 were reflected in income and were immaterial.

         The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at June 30, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as a part of this report:


     EXHIBIT                                                                                              METHOD OF
      NUMBER                        DESCRIPTION                                                            FILING
      ------                        -----------                                                            ------

         3.1 Certificate of Formation of ACC Acquisition LLC                                              (1) [3.3]
         3.2 Second Amended and Restated Limited Liability Company Agreement of ACC
             Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co.
             and Dobson JV Company                                                                        (1) [3.4]
         4.1 Second Amended and Restated Limited Liability Company Agreement of ACC
             Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co.
             and Dobson JV Company                                                                        (1) [4.1]
         4.2 Indenture dated March 14, 2001 between American Cellular Corporation and United
             States Trust Company of New York                                                             (1) [4.2]
         4.3 Escrow and Security Agreement dated March 14, 2001 between American Cellular
             Corporation and United States Trust Company of New York                                      (1) [4.3]
         4.4 Registration Rights Agreement dated March 14, 2001 between American Cellular
             Corporation, Lehman Brothers, Inc. and Banc of America Securities LLC                        (1) [4.4]
        10.1 Amended and Restated Management Agreement, dated February 25, 2000, between
             Dobson Cellular Systems, Inc. and of ACC Acquisition LLC                                    (1) [10.1]
        10.2 Amended and Restated Operating Agreement, dated February 25, 2000, between
             Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and
             its affiliates)                                                                             (1) [10.2]



        10.3 Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T
             Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its
             affiliates)                                                                                 (1) [10.3]
      10.4.1 Credit Agreement, dated February 25, 2000, among American Cellular Corporation,
             Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman
             Commercial Paper Inc., TD Securities Inc. and others                                        (1) [10.4]
      10.4.2 First Amendment to Credit Agreement dated March 2, 2001                                   (1) [10.4.1]
      10.4.3 Second Amendment to Credit Agreement dated May 31, 2001                                   (2) [10.4.2]
        10.5 License Agreement, dated September 23, 1998, by and between H.O. Software, Inc.
             and American Cellular Corporation, as amended, modified or otherwise
             supplemented from time to time                                                              (1) [10.5]
        10.6 Supply Agreement, dated December 6, 1995, between Nortel Networks, Inc. f/k/a
             Northern Telecom, Inc. and Dobson Communications Corporation, as amended by
             amendment six dated June 30, 2000.                                                          (1) [10.6]
        10.7 Form of License Agreement among Cellular One Group and various subsidiaries of
             American Cellular Corporation                                                               (1) [10.7]
        10.8 Intercarrier Roamer Service Agreement, dated January 23, 1997, between American
             Cellular Corporation, as successor to PriCellular Corporation and United States
             Cellular Corporation                                                                        (1) [10.8]
        10.9 Intercarrier Roamer Service Agreement dated October 16, 1999 between Cingular
             Wireless, as successor to Southwestern Bell Mobile Systems, Inc., and Dobson
             Cellular Systems, Inc.                                                                      (1) [10.9]
      10.9.1 Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as
             an affiliate of Dobson Cellular Systems, Inc.                                             (1) [10.9.1]
      10.9.2 Letter Agreement regarding Crossband Roaming, dated June 14, 2000, between
             American Cellular Corporation and Cingular Wireless, successor to Southwestern
             Bell Mobile Systems, Inc.                                                                 (1) [10.9.2]
       10.10 Intercarrier Roamer Service Agreement, dated March 14, 1997, between American
             Cellular Corporation, successor to PriCellular Corporation and Cingular
             Wireless, successor to Houston Cellular                                                    (1) [10.10]
       10.11 Intercarrier Roamer Service Agreement, dated September 16, 2000, between
             Cingular Wireless, successor to BellSouth Cellular National Marketing, Inc. and
             Dobson Cellular Systems, Inc.                                                              (1) [10.11]
       10.12 Intercarrier Roamer Service Agreement, dated January 16, 1997, between American
             Cellular Corporation, successor to PriCellular Corporation and Verizon Wireless,
             successor to parties doing business as Bell Atlantic NYNEX Mobile                          (1) [10.12]
       10.13 Intercarrier Roamer Service Agreement, dated April 2, 1998, between American
             Cellular Corporation, successor to PriCellular Corporation and Verizon Wireless, successor to GTE Mobile Communications Inc., GTE Mobilenet Inc. and Control
             Cellular Inc.                                                                              (1) [10.13]
       10.14 Intercarrier Roamer Service Agreement, dated January 16, 1997, between Verizon
             Wireless, successor to AIRTOUCH Cellular and American Cellular Corporation,
             successor to PriCellular Corporation                                                       (1) [10.14]
       10.15 Intercarrier Roamer Service Agreement, dated September 9, 1997, between American
             Cellular Corporation, successor to PriCellular Corporation and Verizon Wireless,
             successor to US West Communications, Inc.                                                  (1) [10.15]
       10.16 Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation,
             successor to PriCellular Corporation                                                       (1) [10.16]


   (1) Filed as an exhibit to the Registrant's Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.
   (2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

         (b)  Reports on Form 8-K

                Not applicable

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ACC ACQUISITION LLC
                                                 (registrant)

Date: August 13, 2001        By:            /s/ Everett R. Dobson
                                ------------------------------------------------
                                              Everett R. Dobson
                                          CHAIRMAN OF THE BOARD AND
                                           CHIEF EXECUTIVE OFFICER



Date: August 13, 2001        By:           /s/ Bruce R. Knooihuizen
                                ------------------------------------------------
                                             Bruce R. Knooihuizen
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)

                 (This page has been left blank intentionally.)