Form 10-Q
period 2001-09-30
ACC ACQUISITION LLC
filed 2001-11-14
CIK 1137719

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ------------

                                    FORM 10-Q



       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM-----TO

                          COMMISSION FILE NO. 333-59322

                                   -------------

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

                                  ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

================================================================================

                      ACC ACQUISITION LLC AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

ITEM
NUMBER                                                                                                               PAGE
------                                                                                                               -----
                                PART I. FINANCIAL INFORMATION
1        Condensed Consolidated Financial Statements (Unaudited):
         Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000............................3
         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
         2001, the Three Months Ended September 30, 2000, and from the period of formation (February 15,
         2000) through September 30, 2000............................................................................    4
         Condensed Consolidated Statement of Comprehensive Loss and Members' Equity for the Nine Months
         Ended September 30, 2001....................................................................................    5
         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and
         for the period from formation (February 15, 2000) through September 30, 2000..................................  6
         Notes to Condensed Consolidated Financial Statements........................................................... 7
2        Management's Discussion and Analysis of Financial Condition and Results of Operations..........................10
3        Quantitative and Qualitative Disclosure about Market Risk......................................................16
                                PART II. OTHER INFORMATION
1        Legal Proceedings..............................................................................................17
2        Changes in Securities and Use of Proceeds......................................................................17
3        Defaults Upon Senior Securities................................................................................17
4        Submission of Matters to a Vote of Security Holders............................................................17
5        Other Information..............................................................................................17
6        Exhibits and Reports on Form 8-K...............................................................................17


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                       ACC ACQUISITION LLC AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                                  2001                 2000
                                                                                                  ----                 ----

                                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...........................................................     $   10,164,701        $   15,123,142
   Restricted cash and investments.....................................................         72,097,547                    --
   Accounts receivable, net............................................................         58,663,871            48,208,271
   Inventory...........................................................................          8,476,594             8,372,549
   Other current assets................................................................          9,198,949             8,578,882
                                                                                       -------------------------------------------
      Total current assets.............................................................        158,601,662            80,282,844
                                                                                       -------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, net.....................................................        217,808,778           192,986,089
                                                                                       -------------------------------------------
OTHER ASSETS:
   Restricted investments..............................................................         63,549,176                    --
   Wireless license acquisition costs, net.............................................      1,120,481,653         1,149,419,497
   Goodwill, net.......................................................................      1,151,375,187         1,195,251,171
   Customer list, net..................................................................         34,055,518            41,555,518
   Deferred costs and other, net.......................................................         45,132,680            30,607,705
                                                                                       -------------------------------------------
      Total other assets...............................................................      2,414,594,214         2,416,833,891
                                                                                       -------------------------------------------
        Total assets...................................................................     $2,791,004,654        $2,690,102,824
                                                                                       ===========================================

                                                  LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable....................................................................     $   22,266,832        $   30,100,531
   Accounts payable-affiliates.........................................................         21,896,671            11,805,894
   Accrued expenses....................................................................         58,479,708            26,800,910
   Deferred revenue and customer deposits..............................................         11,504,954            10,007,706
   Current portion of long-term debt...................................................         41,034,560            27,465,000
                                                                                        -------------------------------------------
      Total current liabilities........................................................        155,182,725           106,180,041
                                                                                        -------------------------------------------
OTHER LIABILITIES:
   Payables-affiliates.................................................................                --             9,193,025
   Long-term debt, net of current portion..............................................      1,784,209,331         1,650,535,000
   Deferred tax liabilities............................................................        209,018,713           258,438,146
   Other non-current liabilities.......................................................         29,204,436                    --
   Preferred stock.....................................................................         35,000,000                    --
MEMBERS' EQUITY:
   Members' equity.....................................................................        797,827,565           765,000,000
   Retained deficit....................................................................       (201,915,454)          (99,243,388)
   Accumulated comprehensive loss, net of income tax benefit of $11,681,774............        (17,522,662)                   --
                                                                                        -------------------------------------------
      Total members' equity............................................................        578,389,449           665,756,612
                                                                                        -------------------------------------------
        Total liabilities and members' equity..........................................     $2,791,004,654        $2,690,102,824
                                                                                        ===========================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       ACC ACQUISITION LLC AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                                                              FOR THE PERIOD
                                                                                                              FROM FORMATION
                                                                                 NINE MONTHS ENDED          (FEBRUARY 15, 2000)
                                                  THREE MONTHS                     SEPTEMBER 30,                  THROUGH
                                               ENDED SEPTEMBER 30,                     2001                 SEPTEMBER 30, 2000
                                               -------------------                     ----                 ------------------
                                            2001                2000
                                            ----                ----
OPERATING REVENUES:
 Service revenue................         $  75,041,467       $  58,954,149            $  207,171,232                 $ 129,477,666
 Roaming revenue................            45,092,208          46,826,564               115,277,328                    97,713,235
 Equipment and other revenue....             4,819,087           4,726,547                14,182,035                    10,940,787
                                   ------------------------------------------------------------------------------------------------
    Total operating revenues....           124,952,762         110,507,260               336,630,595                   238,131,688
                                   ------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 Cost of service................            29,779,141          21,798,063                81,687,059                    43,493,835
 Cost of equipment..............             9,290,531           8,430,993                31,261,291                    16,517,463
 Marketing and selling..........            15,379,197          11,601,822                44,468,609                    23,249,754
 General and administrative.....            17,039,577          11,103,872                47,579,720                    26,930,219
 Depreciation and amortization..            48,832,917          45,039,208               141,873,116                   108,209,675
                                   ------------------------------------------------------------------------------------------------

    Total operating expenses....           120,321,363          97,973,958               346,869,795                   218,400,946
                                   ------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)...........           4,631,399          12,533,302              (10,239,200)                    19,730,742
OTHER INCOME (EXPENSE):
 Interest expense...............          (45,348,308)        (43,829,081)             (131,002,844)                  (96,848,840)
 Other income, net..............               672,890             104,265                 2,478,063                       518,150
                                   ------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES..........        (40,044,019)        (31,191,514)             (138,763,981)                  (76,599,948)
INCOME TAX BENEFIT................           9,768,782           6,237,644                36,966,915                    15,726,865
                                   ------------------------------------------------------------------------------------------------

NET LOSS..........................        (30,275,237)        (24,953,870)             (101,797,066)                  (60,873,083)
DIVIDENDS ON PREFERRED STOCK......           (875,000)                 --                  (875,000)                           --
                                   ------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO MEMBERS....       $(31,150,237)       $(24,953,870)            $(102,672,066)                 $(60,873,083)
                                   ================================================================================================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       ACC ACQUISITION LLC AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF
                                     COMPREHENSIVE LOSS AND MEMBERS' EQUITY
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                 (UNAUDITED)

                                   COMPREHENSIVE
                                        LOSS                                   MEMBERS' EQUITY
                                 -------------------  ------------------------------------------------------------------------
                                                                                                ACCUMULATED
                                                          PAID-IN          RETAINED              COMPREHENSIVE    TOTAL MEMBERS'
                                                          CAPITAL           DEFICIT               LOSS               EQUITY
December 31, 2000 ..........                          $ 765,000,000      $ (99,243,388)      $          --      $  665,756,612
   Net loss ................      $(101,797,066)                 --       (101,797,066)                 --        (101,797,066)
   Capital contribution ....                 --          32,827,565                 --                  --          32,827,565
   Preferred stock
      dividends ............                 --                  --           (875,000)                 --            (875,000)
   Transition adjustment for
      implementation of
      SFAS 133, net of tax ....      (9,510,365)                 --                 --          (9,510,365)         (9,510,365)
   Loss on hedge
      transactions, net of
      tax ..................         (8,012,297)                 --                 --          (8,012,297)         (8,012,297)
                                 --------------       -------------      -------------       -------------      --------------

September 30, 2001 .........      $(119,319,728)      $ 797,827,565      $(201,915,454)      $ (17,522,662)     $  578,389,449
                                  =============       =============      =============       =============      ==============

The accompanying notes are an integral part of this condensed consolidated financial statement.

                                     ACC ACQUISITION LLC AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                                              FOR THE PERIOD
                                                                                                              FROM FORMATION
                                                                                                            (FEBRUARY 15, 2000)
                                                                                    NINE MONTHS ENDED           THROUGH
                                                                                    SEPTEMBER 30, 2001      SEPTEMBER 30, 2000
                                                                                    --------------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................       $(101,797,066)         $   (60,873,083)
   Adjustments to reconcile net loss to net cash provided by operating activities--
      Depreciation and amortization.............................................          141,873,116              108,209,675
      Amortization of bond discount and financing cost..........................            4,064,724                2,235,534
      Deferred income taxes and investment tax credits, net.....................         (37,737,659)             (18,993,423)
      Loss on sale of assets....................................................              456,996                       --
   Changes in current assets and liabilities--
      Accounts receivable.......................................................         (10,455,600)              (6,617,928)
      Other current assets......................................................          (3,178,898)              (4,142,359)
      Accounts payable..........................................................              386,710               39,426,336
      Accrued expenses..........................................................           30,803,798                6,923,581
      Deferred revenue and customer deposits....................................            1,497,248                2,929,479
                                                                                   ------------------------------------------------
        Net cash provided by operating activities...............................           25,913,369               69,097,812
                                                                                   ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures......................................................         (66,282,826)             (41,897,578)
      Increase in receivable-affiliate..........................................                  --               (4,619,523)
      Decrease in payables-affiliate............................................          (9,193,025)                       --
      Proceeds from sale of assets..............................................               67,578                       --
      Other investing activities................................................          (2,452,770)                (185,690)
      Acquisition of American Cellular Corporation..............................                   --          (2,440,000,000)
      Cash acquired with American Cellular Corporation..........................                   --               25,413,377
                                                                                   ------------------------------------------------
        Net cash used in investing activities...................................          (77,861,043)         (2,461,289,414)
                                                                                   ------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt..............................................          163,000,000            1,744,000,000
      Repayments of long-term debt..............................................        (709,074,169)             (78,000,000)
      Proceeds from senior subordinated notes...................................          693,020,500                       --
      Issuance of preferred stock...............................................           35,000,000                       --
      Deferred financing costs.................................................          (18,178,943)                       --
      Capital contribution...................................................              16,413,782              765,000,000
      Purchase of restricted investments.....................................           (133,191,937)                       --
                                                                                   ------------------------------------------------
        Net cash provided by financing activities...............................           46,989,233            2,431,000,000
                                                                                   ------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............................          (4,958,441)               38,808,398
CASH AND CASH EQUIVALENTS, beginning of period..................................           15,123,142                       --
                                                                                   ------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period........................................       $   10,164,701         $     38,808,398
                                                                                   ================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for--
        Interest, net of amounts capitalized....................................       $  100,246,161         $     82,894,855
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Capital contribution of PCS licenses and certain other assets.............       $   16,413,783                      $--

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ACC ACQUISITION LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          The condensed consolidated balance sheets of ACC ACQUISITION LLC ("the Company") and subsidiaries as of September 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001, for the three months ended September 30, 2000, and for the period from formation (February 15, 2000) through September 30, 2000, the condensed consolidated statement of comprehensive loss and members' equity for the nine months ended September 30, 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and for the period from formation (February 15, 2000) through September 30, 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

2. ACQUISITIONS

         On February 25, 2000, the Company acquired American for $2.44 billion, of which $765.0 million was paid in cash to American, and the remaining $1.675 billion was financed by the Company's new credit facility. The Company's markets include systems in twelve states. This acquisition was accounted for as a purchase. Accordingly, the cost of the acquisition was allocated to the acquired assets and liabilities. The allocation of the $2.44 billion of purchase price on February 25, 2000, was the following:

Current assets.......................................................................         $    63,606,606
Property, plant and equipment........................................................             174,511,971
Wireless license costs...............................................................           1,200,089,119
Customer list........................................................................              50,000,000
Goodwill.............................................................................           1,248,454,988
Other assets.........................................................................              33,898,836
Current liabilities..................................................................            (48,778,143)
Deferred tax liabilities.............................................................           (281,783,377)
                                                                                        ----------------------
                                                                                              $ 2,440,000,000
                                                                                        ======================




3. LONG-TERM DEBT
         The Company's long-term debt consists of the following:

                                                                 SEPTEMBER 30, 2001         DECEMBER 31, 2000
Revolving credit facilities...........................               $1,131,925,831            $1,678,000,000
Senior Subordinated Notes, net........................                  693,318,060                        --
                                                         -----------------------------------------------------
   Total debt.........................................                1,825,243,891             1,678,000,000
Less--Current maturities...............................                   41,034,560                27,465,000
                                                         -----------------------------------------------------
   Total long-term debt...............................               $1,784,209,331            $1,650,535,000
                                                         =====================================================

                                            7

REVOLVING CREDIT FACILITIES

         On February 25, 2000, the Company obtained a $1.75 billion credit facility, to retire existing debt and complete the acquisition of American. The Company's credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula, an has ranged in total between 6.1% and 10.1% since inception (total weighted average interest of 7.6% for the nine months ended September 30, 2001.)

         On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term notes under the credit facility. The Company used proceeds from the issuance of $450.0 million Senior Subordinated Notes due 2009 (described below), to reduce its credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of $250.0 million Senior Subordinated Notes due 2009 (described below) and the Company's credit facility was reduced to $1.34 billion. On September 27, 2001, the Company and its lenders agreed to a third amendment to the credit facility, which modifies certain financial covenants. As of September 30, 2001, the Company had approximately $78.1 million of credit availability.

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

         The Company has entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate was effectively fixed at a rate of 7.3%. This agreement expired on June 4, 2001 and the second interest rate hedge contract became effective at that time. The second hedge contract expires June 30, 2002, and sets the interest rate on $1.03 billion of debt at a rate of 6.7%.

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

5. MEMBERS' EQUITY

         On June 29, 2001, American received $35.0 million from one of the Company's principal owners, Dobson Communications, for the purchase of the Company's Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to cumulative annual dividends on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends will accrue but will not be payable until the fifth anniversary of the issuance of the Series A Preferred Stock. Completion of this transaction is subject to approval by American's Board of Directors.

         On January 18, 2001, the Company received a $32.8 million capital contribution of which 50% was from AT&T Wireless and 50% was from Dobson Communications. This contribution consisted of cash, PCS licenses relating to areas in northeast Oklahoma and southeast Kansas, and certain other assets.

         On January 1, 2001, in accordance with SFAS 133, the Company recorded a liability and a net loss to comprehensive income totaling $9.5 million relating to its outstanding interest rate hedges, thus decreasing the Company's total equity. As of September 30, 2001, this total liability was $17.5 million.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

          In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has not yet determined the effect that this new accounting standard may have on its results of operations, financial position and cash flows. The Company will be required to implement this standard effective January 1, 2003.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company is currently assessing the impact of this standard on its results of operations, financial position and cash flows. In addition, the Company is considering early adoption of this standard, thus, requiring the Company to restate all of its 2001 financial statements accordingly. However, if the Company decides not to early adopt this standard, the Company will be required to implement this standard effective January 1, 2002.

7. SUBSEQUENT EVENTS

         On October 30, 2001, two of the Company's wholly-owned indirect subsidiaries, entered into a definitive agreement with Verizon Wireless to sell the Tennessee 4 RSA for a total of $202 million. The Tennessee 4 RSA covers a total population of 290,800. Proceeds from this sale will primarily be used to pay down bank debt under the credit facility. This transaction is expected to close during first quarter 2002.

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

OVERVIEW

         ACC Acquisition LLC, a limited liability company equally owned by AT&T Wireless and Dobson Communications, was originally formed on February 15, 2000 to acquire the operations of American. On February 25, 2000 we acquired American for $2.44 billion. We provide rural and suburban wireless telephone services in portions of twelve states. At September 30, 2001, our wireless systems covered a total population of approximately 5.3 million and we had approximately 635,200 subscribers.

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

         We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming revenue accounted for 36.1%, 42.4%, 34.3% and 40.5% of our operating revenue for the three months ended September 30, 2001, and 2000, and the nine months ended September 30, 2001 and 2000, respectively. Roaming revenue typically yields higher average per minute rates and higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, customer service, and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields higher margins than revenue from our subscribers, the yields are declining due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.40, $0.56, $0.42 and $0.62 per minute for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000, respectively. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months. Despite the decline in our roaming yield, our overall roaming revenue remained fairly constant due to increases in roaming minutes of use.

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

RESULTS OF OPERATIONS


         THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    OPERATING REVENUE. For the three months ended September 30, 2001, total operating revenue increased $14.5 million, or 13.1%, to $125.0 million from $110.5 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 60.0%, 36.1% and 3.9%, respectively, of total operating revenue during the three months ended September 30, 2001 and 53.3%, 42.4% and 4.3%, respectively, of total operating revenue during the three months ended September 30, 2000.

         The following table sets forth the components of the Company's revenue for the periods indicated:

                                                                                       THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                         ---------------
                                                                                       2001           2000
                                                                                       ----           ----
                                                                                        ($ IN THOUSANDS)
Operating Revenue:
   Service revenue..............................................................     $ 75,042      $ 58,954
   Roaming revenue..............................................................       45,092        46,827
   Equipment and other revenue..................................................        4,819         4,726
                                                                                   ---------------------------

      Total.....................................................................     $124,953      $110,507
                                                                                   ===========================



         Service revenue increased $16.0 million, or 27.3%, to $75.0 million in the three months ended September 30, 2001 from $59.0 million in the same period of 2000. The increase was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 23.5% to approximately 635,200 at September 30, 2001 from approximately 514,500 at September 30, 2000. Our average monthly service revenue per subscriber increased 2.3% to $40 from $39 for the three months ended September 30, 2001 and 2000, respectively. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On September 30, 2001, 67.9% of our subscriber base was on digital rate plans compared to 34.9% at September 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

         Roaming revenue decreased $1.7 million, or 3.7%, to $45.1 million in the three months ended September 30, 2001 from $46.8 million for the comparable period of 2000. Roaming minutes have increased by 36.7% since the same quarter of 2000, however, our roaming revenue per minute-of-use has decreased by 28.6%. Decreases in our revenue per minute-of-use are a result of new lower rate contracts that were entered into in 2000 and scheduled rate reductions in existing contracts.

         Equipment and other revenue of $4.8 million in the three months ended September 30, 2001 represented an increase of $0.1 million, or 2.0%, from $4.7 million in the same period of 2000. This increase was a result of increased equipment sales as a result of growth in subscriber additions during the three months ended September 30, 2001, offset by increased phone discounts due to more competitive markets.

    COST OF SERVICE. For the three months ended September 30, 2001, the total cost of service increased $8.0 million, or 36.6% to $29.8 million from $21.8 million for the comparable period in 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $3.7 million due to increased charges by third party wireless providers. The remaining increase of $4.3 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

    COST OF EQUIPMENT. For the three months ended September 30, 2001, cost of equipment increased $0.9 million, or 10.2% to $9.3 million during 2001 from $8.4 million in the same period of 2000, primarily from increases in the volume of equipment sold due to the growth in gross subscriber additions and the migration of subscribers from analog to digital service.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $3.8 million, or 32.6%, to $15.4 million for the three month period ended September 30, 2001 from $11.6 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. The number of gross subscribers added in the third quarter of 2001 increased approximately 18.3%, to 60,800, compared to approximately 51,400 added in the third quarter of 2000.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $5.9 million, or 53.5%, to $17.0 million for the three month period ended September 30, 2001 from $11.1 million for the same period in 2000. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended September 30, 2001, depreciation and amortization expense increased $3.8 million, or 8.4% to $48.8 million from $45.0 million in the same period of 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired during 2000 and 2001.

    INTEREST EXPENSE. For the three months ended September 30, 2001, interest expense increased $1.5 million, or 3.5%, to $45.3 million from $43.8 million in the same period of 2000. The increase primarily resulted from an overall increase in our outstanding debt, which includes, the issuance of American's $700 million Senior Subordinated Notes.

    NET LOSS. For the three months ended September 30, 2001, our net loss was $30.3 million. Our net loss increased $5.3 million, or 21.3%, from $25.0 million in the three months ended September 30, 2000. The increase in our net loss is primarily attributable to our increase in operating and interest expenses, offset by our increase in service revenue.

    DIVIDENDS ON PREFERRED STOCK. For the three months ended September 30, 2001, our dividends on preferred stock were $0.9 million.

    COMPREHENSIVE LOSS. We implemented SFAS 133 in January 2001. As a result, we recorded a net loss to comprehensive income totaling $17.5 million as of September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         The combined nine months ended September 30, 2000 results of operations combine the results of operation for the period from January 1, 2000 through February 24, 2000 (the period prior to our acquisition of American) and the results of operations for the period from February 15, 2000 through September 30, 2000 (the period subsequent to our formation). For comparison purposes, any reference in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" to the period ended September 30, 2000 refers to the combined period ended September 30, 2000.

         The following table sets forth the components of our results of operations for the periods indicated:

                                                              JANUARY 1, 2000         FEBRUARY 15, 2000
                                   NINE MONTHS ENDED      THROUGH FEBRUARY 24,    THROUGH SEPTEMBER 30,    COMBINED NINE MONTHS
                                   ------------------     ---------------------   ----------------------   --------------------
                                   SEPTEMBER 30, 2001             2000                     2000           ENDED SEPTEMBER 30, 2000
                                   ------------------             ----                     ----           ------------------------
Operating Revenue:
   Service revenue.............                 $207,171                 $31,189                 $129,478                 $160,667
   Roaming revenue.............                  115,278                  21,005                   97,713                  118,718
   Equipment and other revenue.                   14,182                   2,469                   10,941                   13,410
                                 --------------------------------------------------------------------------------------------------
      Total operating revenue..                  336,631                  54,663                  238,132                  292,795
                                 --------------------------------------------------------------------------------------------------
Operating Expenses:
   Cost of service.............                   81,687                  10,165                   43,494                   53,659
   Cost of equipment...........                   31,261                   3,510                   16,517                   20,027
   Marketing and selling.......                   44,469                   5,347                   23,250                   28,597
   General and administrative..                   47,580                   8,301                   26,930                   35,231


   Depreciation and amortization.                141,873                  16,720                  108,210                  124,930
                                 -------------------------------------------------------------------------------------------------
      Total operating expenses.                  346,870                  44,043                  218,401                  262,444
                                 --------------------------------------------------------------------------------------------------
Operating (loss) income........                  (10,239)                 10,620                   19,731                   30,351
                                 --------------------------------------------------------------------------------------------------
   Interest expense............                 (131,003)                (16,051)                 (96,849)                (112,900)
   Interest income.............                    2,935                     990                      489                    1,479
   Other income (expense)......                     (457)                 (1,510)                      29                   (1,481)
                                 --------------------------------------------------------------------------------------------------
Loss before income taxes.......                 (138,764)                 (5,951)                 (76,600)                 (82,551)
Income tax (provision) benefit.                   36,967                    (154)                  15,727                   15,573
                                 --------------------------------------------------------------------------------------------------
Net loss.......................                 (101,797)                 (6,105)                 (60,873)                 (66,978)
Dividends on preferred stock...                     (875)                     --                       --                       --
                                 --------------------------------------------------------------------------------------------------
Net loss applicable to members.               $ (102,672)                $(6,105)                $(60,873)                $(66,978)
                                 ==================================================================================================



         In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual combined financial statement numbers.

    OPERATING REVENUE. For the nine months ended September 30, 2001, total operating revenue increased $43.8 million, or 15.0%, to $336.6 million from $292.8 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 61.5%, 34.3% and 4.2%, respectively, of total operating revenue during the nine months ended September 30, 2001 and 54.9%, 40.5% and 4.6%, respectively, of total operating revenue during the nine months ended September 30, 2000.

         Service revenue increased $46.5 million, or 28.9%, to $207.2 million in the nine months ended September 30, 2001 from $160.7 million in the same period of 2000. The increase was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 23.5% to approximately 635,200 at September 30, 2001 from approximately 514,500 at September 30, 2000. Our average monthly service revenue per subscriber increased 2.6% to $39 from $38 for the nine months ended September 30, 2001 and 2000, respectively. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On September 30, 2001, 67.9% of our subscriber base was on digital rate plans compared to 34.9% at September 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

         Roaming revenue decreased $3.4 million, or 2.9%, to $115.3 million in the nine months ended September 30, 2001 from $118.7 million for the comparable period of 2000. Roaming minutes have increased by 43.3% since the same period of 2000, however, our roaming revenue per minute-of-use has decreased by 32.3%. Decreases in our revenue per minute-of-use are a result of new lower rate contracts that were entered into in 2000 and scheduled rate reductions in existing contracts.

         Equipment and other revenue of $14.2 million in the nine months ended September 30, 2001 represented an increase of $0.8 million, or 5.8%, from $13.4 million in the same period of 2000. This increase was a result of increased equipment sales as a result of growth in subscriber additions during the nine months ended September 30, 2001, offset by increased phone discounts due to more competitive markets.

    COST OF SERVICE. For the nine months ended September 30, 2001, the total cost of service increased $28.0 million, or 52.2%, to $81.7 million from $53.7 million for the comparable period in 2000. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $13.3 million due to increased charges by third party wireless providers. The remaining increase of $14.7 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

    COST OF EQUIPMENT. For the nine months ended September 30, 2001, cost of equipment increased $11.3 million, or 56.1%, to $31.3 million during 2001 from $20.0 million in the same period of 2000, resulting from increases in the volume of equipment sold due to the growth in gross subscriber additions and the migration of subscribers from analog to digital service.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $15.9 million, or 55.5%, to $44.5 million for the nine month period ended September 30, 2001 from $28.6 million in the comparable period of 2000. This was a result of an increase in gross subscriber additions. The number of gross subscribers added in the nine months ended September 30, 2001 increased approximately 21.4%, to 178,100, compared to approximately 146,700 added in the nine months ended September 30, 2000.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $12.4 million, or 35.0%, to $47.6 million for the nine month period ended September 30, 2001 from $35.2 million for the same period in 2000. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the nine months ended September 30, 2001, depreciation and amortization expense increased $17.0 million, or 13.6%, to $141.9 million from $124.9 million in the same period of 2000. The increase is a result of additional depreciation on fixed assets and amortization on intangible assets acquired during 2000 and 2001.

    INTEREST EXPENSE. For the nine months ended September 30, 2001, interest expense increased $18.1 million, or 16.0%, to $131.0 million from $112.9 million in the same period of 2000. The increase primarily resulted from an overall increase in our outstanding debt, which includes the issuance of American's
$700 million Senior Subordinated Notes.

    NET LOSS. For the nine months ended September 30, 2001, our net loss was $101.8 million. Our net loss increased $34.8 million, or 52.0%, from $67.0 million in the nine months ended September 30, 2000. The increase in our net loss is primarily attributable to our increase in depreciation and amortization and interest expense.

    DIVIDENDS ON PREFERRED STOCK. For the nine months ended September 30, 2001, our dividends on preferred stock were $0.9 million.

    COMPREHENSIVE LOSS. We implemented SFAS 133 in January 2001. As a result, we recorded a net loss to comprehensive income totaling $17.5 million as of September 30, 2001, thus making our total comprehensive loss $119.3 million for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt securities.

NET CASH FLOW

         At September 30, 2001, we had working capital of $3.4 million (a ratio of current assets to current liabilities of 1:1) and an unrestricted cash balance of $10.2 million, which compares to a working capital deficit of $25.9 million, (a ratio of current assets to current liabilities of 0.8:1) and an unrestricted cash balance of $15.1 million at December 31, 2000.

         Our net cash provided by operating activities totaled $25.9 and $69.1 million for the nine months ended September 30, 2001 and for the period from February 15, 2000 through September 30, 2000, respectively. Cash used in operating activities for the nine months ended September 30, 2001 increased compared to the period from February 15, 2000 through September 30, 2000 primarily due to increases in our net loss and deferred income taxes and investment tax credits, offset by depreciation and amortization.

         Net cash used in investing activities totaled $77.9 million and $2.5 billion for the nine months ended September 30, 2001 and the period from February 15, 2000 through September 30, 2000, respectively. Investing activities for the nine months ended September 30, 2001 were primarily attributable to capital expenditures of $66.3 million.

         Net cash provided by financing activities was $47.0 million for the nine months ended September 30, 2001, compared to $2.4 billion for the period from February 15, 2000 through September 30, 2000. Financing activity sources for the nine months ended September 30, 2001 consisted primarily of net proceeds from the issuance of American's Senior Subordinated Notes due 2009, the issuance of preferred stock and proceeds from long-term debt offset by repayments of long-term debt and the purchase of restricted investments to be used for the first four scheduled interest payments on the Senior
Subordinated Notes due 2009.

CAPITAL RESOURCES

         On February 25, 2000, we obtained a $1.75 billion credit facility, to retire existing debt and complete our acquisition of American. Our credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, our lenders and we agreed to an amendment to our credit facility. This amendment became effective on March 14, 2001, when we permanently repaid $200.0 million of the term notes under our credit facility. We used proceeds from American's issuance of $450.0 million Senior Subordinated Notes due 2009, to reduce our credit facility to $1.55 billion. On May 31, 2001, our lenders and we agreed to a second amendment to our credit facility. This amendment became effective on June 4, 2001, when we permanently repaid $201.3 million of the term notes under our credit facility with proceeds from American's issuance of $250.0 million Senior Subordinated Notes due 2009, which reduced our credit facility to $1.34 billion. On September 27, 2001, our lenders and we agreed to a third amendment to the credit facility, which modifies certain financial covenants. As of September 30, 2001 we had outstanding borrowings under our credit facility of $1.13 billion, and approximately $78.1 million of credit availability.

         Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged in total between 6.1% and 10.1% since inception. We are required to reduce the outstanding principal balances of our term loans by a maximum of $41.0 million during the next twelve months.

         On March 14, 2001, American completed the sale of $450.0 million Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.3 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes. On June 4, 2001, American completed the sale of $250.0 million of Senior Subordinated Notes due 2009. These notes were sold at a discount of $3.6 million and carry an interest rate of 9.5%. The discount will be amortized over the life of the notes.

CAPITAL COMMITMENTS

         Our capital expenditures were $66.3 million for the nine months ended September 30, 2001 and we expect our capital expenditures to be approximately $90.0 to $95.0 million for all of 2001. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

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

         On June 29, 2001, American received $35.0 million for the purchase of 35,000 shares of American's Series A Preferred Stock.

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

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have not yet determined the effect that this new accounting standard may have on our results of operations, financial position and cash flows. We will be required to implement this standard effective January 1, 2003.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. We are currently assessing the impact of this standard on our results of operations, financial position and cash flows. In addition, we are considering early adoption of this standard, thus, requiring us to restate all of our 2001 financial statements accordingly. However, if we decide not to early adopt this standard, we will be required to implement this standard effective January 1, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of September 30, 2001 we had interest rate hedges under various derivative contracts totaling $1.03 billion on our $1.33 billion credit facility. The terms of these agreements expire in June 2002. Increases in interest expense related to the interest rate hedge for the nine months ended September 30, 2001 and 2000 were reflected in income and were immaterial.

         The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at September 30, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5. OTHER INFORMATION

         On October 30, 2001, two of the Registrant's wholly-owned indirect subsidiaries entered into an agreement to sell its FCC license and related assets constituting its cellular system in rural service area #646 in Tennessee ("Tennessee 4 RSA") for an aggregate sales price of $202 million, subject to closing adjustments.

         This transaction is subject to FCC approval of the transfer of the license and to other customary closing conditions.

         The purchaser in this transaction is Cellco Partnership, doing business as Verizon Wireless. The purchase price was determined in arm's-length negotiations between the Registrant and the purchaser.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER      DESCRIPTION                                                                                             METHOD OF FILING
3.1         Fourth Restated Certificate of Incorporation of American Cellular Corporation                                   (1)[3.1]
3.2         Amended and Restated Bylaws of Registrant                                                                       (1)[3.2]
            Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC,
4.1         dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company                            (1)[4.1]
            Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust
4.2         Company of New York                                                                                             (1)[4.2]
            Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and
4.3         United States Trust Company of New York                                                                         (1)[4.3]
            Registration Rights Agreement dated March 14, 2001 between American Cellular Corporation,
4.4         Lehman Brothers, Inc. and Banc of America Securities LLC                                                        (1)[4.4]
            Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and
4.5         United States Trust Company of New York                                                                         (3)[4.5]
            Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of
4.6         America Securities LLC and Lehman Brothers, Inc.                                                                (3)[4.6]
            Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular
10.1        Systems, Inc. and of ACC Acquisition LLC                                                                       (1)[10.1]
            Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular
10.2        Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)                                (1)[10.2]
10.3        Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless                       (1)[10.3]

10.4.1      Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)
            Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America,
            N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities
            Inc. and others                                                                                                (1)[10.4]
10.4.2      First Amendment to Credit Agreement dated March 2, 2001                                                      (1)[10.4.1]
10.4.3      Second Amendment to Credit Agreement dated May 31, 2001                                                      (2)[10.4.2]
10.5        License Agreement, dated September 23, 1998, by and between H.O. Software, Inc. and American
            Cellular Corporation, as amended, modified or otherwise supplemented from time to time                         (1)[10.5]
10.6        Supply Agreement, dated December 6, 1995, between Nortel Networks, Inc.
            f/k/a Northern Telecom, Inc. and Dobson Communications Corporation, as amended by amendment
            six dated June 30, 2000.                                                                                       (1)[10.6]
10.7        Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular
            Corporation                                                                                                    (1)[10.7]
10.8        Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular
            Corporation, as successor to PriCellular Corporation and United States Cellular Corporation                    (1)[10.8]
10.9.1      Intercarrier Roamer Service Agreement dated October 16, 1999 between Cingular Wireless, as
            successor to Southwestern Bell Mobile Systems, Inc., and Dobson Cellular Systems, Inc.                         (1)[10.9]
10.9.2      Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of
            Dobson Cellular Systems, Inc.                                                                                (1)[10.9.1]
10.9.3      Letter Agreement regarding Crossband Roaming, dated June 14, 2000, between American Cellular
            Corporation and Cingular Wireless, successor to Southwestern Bell Mobile Systems, Inc.                       (1)[10.9.2]
10.10       Intercarrier Roamer Service Agreement, dated March 14, 1997, between American Cellular
            Corporation, successor to PriCellular Corporation and Cingular Wireless,
            successor to Houston Cellular                                                                              (1)[10.10]
10.11       Intercarrier Roamer Service Agreement, dated September 16, 2000, between Cingular Wireless,
            successor to BellSouth Cellular National Marketing, Inc. and Dobson Cellular Systems, Inc.                    (1)[10.11]
10.12       Intercarrier Roamer Service Agreement, dated January 16, 1997, between American Cellular
            Corporation, successor to PriCellular Corporation and Verizon Wireless, successor to parties doing
            business as Bell Atlantic NYNEX Mobile                                                                        (1)[10.12]
10.13       Intercarrier Roamer Service Agreement, dated April 2, 1998, between American Cellular Corporation, successor to PriCellular Corporation and Verizon Wireless, successor to GTE Mobile Communications
            Inc., GTE Mobilenet Inc. and Control Cellular Inc.                                                            (1)[10.13]
10.14       Intercarrier Roamer Service Agreement, dated January 16, 1997, between Verizon Wireless, successor
            to AIRTOUCH Cellular and American Cellular Corporation, successor to PriCellular Corporation                  (1)[10.14]
10.15       Intercarrier Roamer Service Agreement, dated September 9, 1997, between American Cellular
            Corporation, successor to PriCellular Corporation and Verizon Wireless, successor to US West
            Communications, Inc.                                                                                          (1)[10.15]
10.16       Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as
            defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation             (1)[10.16]
10.17       Asset Purchase agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco
            Partnership, a Delaware general partnership, d/b/a Verison Wireless                                                  (4)


(1) Filed as an exhibit to the Registrant's Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Registrant's Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)      Filed herewith.

         (b)      Reports on Form 8-K

                  Not applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ACC ACQUISITION LLC
                                                  (registrant)
November 13, 2001         /s/ EVERETT R. DOBSON
                        --------------------------------------------------------
                                                Everett R. Dobson
                             CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

November 13, 2001         /s/ BRUCE R. KNOOIHUIZEN
                         -------------------------------------------------------
                                                Bruce R. Knooihuizen
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                          (PRINCIPAL FINANCIAL OFFICER)