Form 10-Q
period 2002-03-31
ACC ACQUISITION LLC
filed 2002-05-15
CIK 1137719

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 333-59322 and 333-63454

ACC ACQUISITION LLC
(Exact name of registrant as specified in its charter)

Delaware	22-3043811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 Wireless Way Oklahoma City, Oklahoma	73134
(Address of principal executive offices)	(Zip Code)

(405) 529-8500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

ACC ACQUISITION LLC AND SUBSIDIARIES

INDEX TO FORM 10-Q

Item
Number		Page

	PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	4
	Condensed Consolidated Statements of Members’ Equity for the Three Months Ended March 31, 2002	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	6
	Notes to Condensed Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
3	Quantitative and Qualitative Disclosures About Market Risk	17

	PART II. OTHER INFORMATION
1	Legal Proceedings	18
2	Changes in Securities and Use of Proceeds	18
3	Defaults Upon Senior Securities	18
4	Submission of Matters to a Vote of Security Holders	18
5	Other Information	18
6	Exhibits and Reports on Form 8-K	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,032,593	$5,962,148
Accounts receivable, net	36,506,531	43,548,758
Restricted cash and investments	98,801,508	65,678,101
Inventory	7,844,871	8,013,595
Prepaid expenses and other	8,496,178	8,244,902

Total current assets	155,681,681	131,447,504

PROPERTY, PLANT AND EQUIPMENT, net	203,276,670	203,168,050

OTHER ASSETS:
Restricted investments	8,198,910	32,184,495
Wireless license acquisition costs, net	569,168,796	1,039,523,681
Goodwill, net	1,077,106,989	1,077,123,680
Deferred financing costs and other, net	44,540,544	45,410,003
Customer list, net	27,862,630	30,318,297
Assets of discontinued operations	—	139,854,463

Total other assets	1,726,877,869	2,364,414,619

Total assets	$2,085,836,220	$2,699,030,173

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,358,558	$21,375,257
Accounts payable — affiliates	31,973,554	17,729,679
Accrued expenses	10,730,299	10,475,570
Accrued interest payable	43,806,768	31,308,522
Deferred revenue and customer deposits	11,231,728	11,745,161
Current portion of long-term debt	42,578,038	46,909,091

Total current liabilities	163,678,945	139,543,280

OTHER LIABILITIES:
Long-term debt, net of current portion	1,552,430,325	1,760,208,032
Deferred tax liabilities	51,784,376	186,382,124
Liabilities of discontinued operations	—	7,495,882
Other non-current liabilities	8,826,195	23,698,750
Commitments (Note 5)
Series A preferred stock	38,252,871	37,138,711
MEMBERS’ EQUITY:
Members’ equity	797,827,565	797,827,565
Retained deficit	(522,312,091)	(239,044,921)
Accumulated other comprehensive loss, net of income tax benefit of $3,101,310 and $9,479,500 at March 31, 2002 and December 31, 2001, respectively.	(4,651,966)	(14,219,250)

Total members’ equity	270,863,508	544,563,394

Total liabilities and members’ equity	$2,085,836,220	$2,699,030,173

     The accompanying notes are an integral part of these condensed consolidated balance sheets.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
OPERATING REVENUE:
Service revenue	$70,186,614	$59,116,546
Roaming revenue	26,593,463	26,727,394
Equipment and other revenue	3,102,707	4,445,702

Total operating revenue	99,882,784	90,289,642

OPERATING EXPENSES:
Cost of service	27,374,418	23,343,144
Cost of equipment	7,445,819	10,968,301
Marketing and selling	13,574,378	14,102,460
General and administrative	16,681,680	14,080,560
Depreciation and amortization	15,982,039	43,104,830

Total operating expenses	81,058,334	105,599,295

OPERATING INCOME (LOSS)	18,824,450	(15,309,653)
OTHER INCOME (EXPENSE):
Interest expense	(40,540,745)	(38,956,454)
Other (expense) income, net	(502,389)	320,593

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(22,218,684)	(53,945,514)
Income tax benefit	8,887,474	15,760,181

LOSS FROM CONTINUING OPERATIONS	(13,331,210)	(38,185,333)
DISCONTINUED OPERATIONS: (Note 2)
Loss from discontinued operations, net of income tax benefit of $435,838 and $207,551 for 2002 and 2001, respectively	(653,909)	(505,928)
Gain from sale of discontinued operations, net of income tax benefit of $50,282,976 for 2002	13,472,110	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(513,009)	(38,691,261)
Cumulative effect of change in accounting principle, net of income tax benefit of $187,760,000 (Note 6)	(281,640,000)	—

NET LOSS	(282,153,009)	(38,691,261)
DIVIDENDS ON PREFERRED STOCK	(1,114,161)	—

NET LOSS APPLICABLE TO MEMBERS	$(283,267,170)	$(38,691,261)

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

		Members' Equity

		Class A
	Comprehensive	Common		Paid in	Retained
	Loss	Stock		Capital	Deficit

		(Unaudited)
DECEMBER 31, 2001		100	$1	$797,827,564	$(239,044,921)
Net loss	$(282,153,009)	—	—	—	(282,153,009)
Amounts related to hedge transactions reclassified into earnings, net of tax	7,055,312	—	—	—	—
Ineffective hedge transaction reclassified into earnings, net of tax	643,751	—	—	—	—
Change in fair value of hedge transactions, net of tax	1,868,221	—	—	—	—

Total comprehensive loss	$(272,585,725)

Preferred stock dividends		—	—	—	(1,114,161)

MARCH 31, 2002		100	$1	$797,827,564	$(522,312,091)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Members' Equity

	Accumulated
	Other	Total
	Comprehensive	Members'
	Loss	Equity

	(Unaudited)
DECEMBER 31, 2001	$(14,219,250)	$544,563,394
Net loss	—	(282,153,009)
Amounts related to hedge transactions reclassified into earnings, net of tax	7,055,312	7,055,312
Ineffective hedge transaction reclassified into earnings, net of tax	643,751	643,751
Change in fair value of hedge transactions, net of tax	1,868,221	1,868,221
Total comprehensive loss
Preferred stock dividends	—	(1,114,161)

MARCH 31, 2002	$(4,651,966)	$270,863,508

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended

	March 31,	March 31,
	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(13,331,210)	$(38,185,333)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities —
Depreciation and amortization	15,982,039	43,104,830
Amortization of bond premium and financing costs	1,351,193	940,152
Deferred income taxes and investment tax credits, net	(3,498,914)	(17,046,947)
Cash used in operating activities of discontinued operations	(7,175,022)	—
Loss on ineffective hedge transaction	1,072,919	—
Changes in current assets and liabilities —
Accounts receivable	7,042,227	3,975,479
Inventory	168,724	(2,559,559)
Prepaid expenses and other	(1,190,188)	(3,026,382)
Accounts payable	15,807,124	13,090,784
Accrued expenses	12,752,975	(6,889,013)
Deferred revenue and customer deposits	(513,433)	368,481

Net cash provided by (used in) operating activities	28,468,434	(6,227,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,214,939)	(22,125,731)
Increase in payable affiliates	—	(9,193,025)
Net proceeds from sale of discontinued operations	194,452,561	—
Change in receivable from discontinued operations	—	3,048,635
Other investing activities	950,967	(1,136,893)

Net cash provided by (used in) investing activities	182,188,589	(29,407,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	87,000,000	37,500,000
Repayments of long-term debt	(299,297,699)	(372,131,420)
Proceeds from senior subordinated notes	—	446,665,500
Deferred financing costs	(288,879)	(15,190,206)
Capital cash contribution	—	16,413,783
Purchase of restricted investments	—	(85,235,243)

Net cash (used in) provided by financing activities	(212,586,578)	28,022,414

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,929,555)	(7,612,108)
CASH AND CASH EQUIVALENTS, beginning of period	5,962,148	14,880,667

CASH AND CASH EQUIVALENTS, end of period	$4,032,593	$7,268,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$28,079,845	$40,108,722
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution of PCS licenses and certain other assets	—	$16,413,783

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

     The condensed consolidated balance sheets of ACC Acquisition LLC and subsidiaries (the “Company”) as of March 31, 2002 and December 31, 2001, the condensed consolidated statement of operations for the three months ended March 31, 2002 and 2001, the condensed consolidated statement of members’ equity for the three months ended March 31, 2002 and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

     The condensed consolidated balance sheet data at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2001 consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

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

2. Discontinued Operations

     On February 8, 2002, two of the Company’s wholly-owned, indirect subsidiaries completed the sale of Tennessee 4 RSA for a total purchase price of $202.0 million to Verizon Wireless. Proceeds from this transaction were primarily used to pay down bank debt. The Tennessee 4 RSA covers a total population of approximately 290,800 and had a subscriber base of approximately 24,900. As a result of this agreement, the results of operations for Tennessee 4 RSA during the periods presented are included in the Company’s condensed consolidated financial statements as discontinued operations.

     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces APB Opinion No. 30 for the disposal of segments of a business, the condensed consolidated financial statements have been restated for all periods presented to reflect the Tennessee 4 RSA operations, assets and liabilities as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, on the December 31, 2001 condensed consolidated balance sheets and consist of the following:

December 31,
2001

($ in thousands)
Cash and cash equivalents	$85
Other current assets	4,442
Property, plant and equipment, net	9,647
Goodwill, net	63,044
Wireless license acquisition costs, net	61,303
Other assets	1,333

Total assets of discontinued operations	$139,854

Current liabilities	$1,744
Other liabilities	5,752

Total liabilities of discontinued operations	$7,496

     The net loss from discontinued operations was classified on the condensed consolidated statement of operations as “Loss from discontinued operations.” Summarized results of discontinued operations are as follows:

	For the Period From
	January 1, 2002	For the Three Months
	Through February 8,	Ended March 31,
	2002	2001

	($ in thousands)
Operating revenues	$2,319	$7,112
Loss before income taxes	(1,090)	(298)
Income tax benefit (provision)	436	(208)
Loss from discontinued operations	(654)	(506)

     The long-term debt of the Company is at the consolidated level, and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the Tennessee 4 RSA operations. The interest expense allocated to this market was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002) and $2.3 million for the three months ended March 31, 2001.

     The Company completed the sale of Tennessee 4 RSA on February 8, 2002, and recorded losses incurred through the period and the related gain on the sale, which totaled approximately $12.8 million, net of tax expense.

3. Long-Term Debt

     The Company’s long-term debt consists of the following:

	March 31, 2002	December 31, 2001

Credit facility	$901,306,757	$1,113,604,456
Senior Subordinated Notes, net of discount	693,701,606	693,512,667

Total debt	1,595,008,363	1,807,117,123
Less — Current maturities	42,578,038	46,909,091

Total long-term debt	$1,552,430,325	$1,760,208,032

Credit Facility

     On February 25, 2000, the Company obtained a $1.75 billion credit facility to retire existing debt and complete the acquisition of American. This credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term notes under the credit facility. The Company used proceeds from the issuance of $450.0 million Senior Subordinated Notes due 2009, to reduce the credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of $250.0 million Senior Subordinated Notes due 2009, which reduced the credit facility to $1.34 billion. On September 27, 2001, the Company and its lenders agreed to a third amendment of the credit facility, which modifies certain financial covenants (as described below). The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. The maximum availability subject to these restrictions is $906.2 million. As of March 31, 2002, the Company had outstanding borrowings under the credit facility of $901.3 million, and approximately $4.9 million of credit availability.

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

     Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate at March 31, 2002 was 4.8%, and interest rates have ranged in total between 4.4% and 10.1% since inception. This credit facility is collateralized by substantially all of the assets of the Company.

     The Company’s credit facility includes a financial covenant requiring the Company to not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. Absent debt reduction from projected debt levels or an amendment to the credit facility modifying this covenant, the Company will likely be unable to comply with this covenant during 2002. Management is currently in discussions with the lenders regarding an amendment to the credit facility. However, if the Company is unable to comply with the total debt leverage ratio or is unable to renegotiate the credit facility and there is a covenant violation, the lenders would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. An acceleration under the credit facility would allow the holders of the Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. The Company would then be required to either refinance the debt or repay the amounts due. If this were to occur, management would attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. There is no assurance that management would be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms. As a result, there may be substantial doubt about the Company’s ability to continue as a going concern. In the independent auditors report on the Company’s 2001 financial statements, the auditors expressed concern about the Company’s ability to continue as a going concern, if in the future, the Company does not meet certain financial ratios required under the terms of the Company’s credit facility. In addition, a debt compliance certificate from the auditors was not delivered to the administrative agent for the Company’s credit facility until 3 days after the certificate was due. Finally, the interest payment due to the lender banks on April 8, 2002 was actually paid on April 10, 2002. Because of these events and the concern by the administrative agent for the lender banks that any or all of such events might be deemed a material adverse change which, if such occurred, would be an event of default under the Company’s credit facility, the administrative agent for the lender banks provided the Company with a waiver for these occurrences, which expires May 17, 2002.

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

     During 2000, the Company entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate on the facility was effectively fixed at a rate of 7.3%. This derivative contract expired in June 2001 and was replaced with another derivative contract. The new derivative contract expires June 4, 2002 and sets the interest rate on $1.03 billion of debt at a rate of 6.7%.

     In accordance with SFAS No. 133, the Company periodically assesses the effectiveness of its hedge transactions. During February 2002, the Company used a portion of the proceeds from the sale of the Tennessee 4 RSA to pay down bank debt. As a result, the Company determined that one of its hedge transactions, totaling $125.0 million was ineffective, thus, reducing the total derivative contracts to $900.0 million. The Company recorded a loss of approximately $1.1 million representing the fair value of this transaction as of March 31, 2002, which is reflected in other (expense) income in the accompanying statement of operations.

4. Members’ Equity

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

5. Commitments

     Effective November 16, 2001, the Company entered into an equipment supply agreement with Nortel Networks Inc., in which the Company agreed to purchase approximately $49.5 million of cell site and switching equipment between November 16, 2001 and December 31, 2004. Of the commitment, approximately $34.9 million remained at March 31, 2002.

6. Change in Accounting Principles and Practices

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, the Company is treating its wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, the Company ceased the amortization of goodwill and wireless license acquisition costs. Instead, the Company now tests for impairment of goodwill or indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. For the three months ended March 31, 2001, the Company recorded approximately $14.5 million and approximately $8.2 million of amortization expense, net of income tax benefit, related to its goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS No. 142, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, the Company recorded charges, net of income tax benefit, of approximately $281.6 million to reflect the write-down of its wireless license acquisition costs to their fair value.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, two of the Company’s wholly- owned, indirect subsidiaries, entered into a definitive agreement to sell Tennessee 4 RSA. With this sale, the Company decided to early adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the results of operations, assets and liabilities of Tennessee 4 RSA as discontinued operations, see Note 2 above.

7. Subsequent Events

     On May 8, 2002, the Company signed an extension to its preferred roaming agreement with one of its principal owners, AT&T Wireless. AT&T Wireless is the Company’s largest roaming partner. This new agreement covers TDMA and establishes the roaming rates for the parties through June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in Item 8.

Overview

     We were formed on February 15, 2000 as an equally owned limited liability company by AT&T Wireless and Dobson Communications, to acquire the operations of American. On February 25, 2000 we acquired American for $2.44 billion. We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. At March 31, 2002, our wireless systems covered a population of approximately 5.0 million and we had approximately 642,200 subscribers.

Discontinued Operations

     On February 8, 2002, we sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. The Tennessee 4 RSA covers a population of approximately 290,800 and had a subscriber base of approximately 24,900. As a result of this sale, the results of operations for Tennessee 4 RSA during the periods presented are included as discontinued operations in our condensed consolidated financial statements. We used the proceeds primarily to pay down our bank debt.

Revenue

     Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.

     We derive service revenue primarily by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The per minute yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.19 per minute for the three months ended March 31, 2002 and $0.25 per minute for the three months ended March 31, 2001. These declines have been generally offset by significant increases in average minutes of use per subscriber. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

     We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 26.6% of our operating revenue for the three months ended March 31, 2002 and 29.6% of our operating revenue for the three months ended March 31, 2001. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.30 per minute for the three months ended March 31, 2002 and $0.42 per minute for the three months ended March 31, 2001. We believe that the trend of increasing roaming minutes will continue to at least partially offset declining roaming yields. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

     Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

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

     Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain intangible assets. Through December 31, 2001, these intangible assets primarily consisted of wireless license acquisition costs, goodwill and customer lists. However, with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” we have ceased the amortization of wireless license acquisition costs and goodwill effective January 1, 2002. See “Critical Accounting Policies and Practices” below for further details.

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

     We depreciate our property, plant and equipment, and amortize our customer lists and certain other intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With the implementation of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we are treating our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we ceased the amortization of goodwill and wireless license acquisition costs. Instead, we now test our goodwill and wireless license acquisition costs for impairment at least annually. This change in policy has and may continue to have a significant impact on our results of operations and financial position. For the three months ended March 31, 2001, the aggregate amount of amortization expense, net of income tax benefit, attributable to our goodwill and wireless license acquisition costs was approximately $14.5 million and approximately $8.2 million, respectively. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. Upon implementation of this new pronouncement, we recorded charges, net of income tax benefit, of approximately $281.6 million to reflect the write-down of our wireless license acquisition costs to their fair values.

Results of Operations

     In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Operating revenue. For the three months ended March 31, 2002, our total operating revenue increased $9.6 million, or 10.6%, to $99.9 million from $90.3 million for the comparable period in 2001. Our total service revenue, roaming revenue and equipment and other revenue represented 70.3%, 26.6% and 3.1%, respectively, of our total operating revenue during the three months ended March 31, 2002 and 65.5%, 29.6% and 4.9%, respectively, of our total operating revenue during the three months ended March 31, 2001.

     The following table sets forth the components of our operating revenue for the three months ended March 31, 2002 and 2001.

	Three Months Ended
	March 31,

	2002	2001

	($ in thousands)
Operating revenue:
Service revenue	$70,187	$59,117
Roaming revenue	26,593	26,727
Equipment and other revenue	3,103	4,446

Total	$99,883	$90,290

     For the three months ended March 31, 2002, our service revenue increased $11.1 million, or 18.7%, to $70.2 million from $59.1 million for the three months ended March 31, 2001. The increase was primarily attributable to increased penetration and usage. Our subscriber base increased 14.7% to 642,200 at March 31, 2002 from 560,000 at March 31, 2001. Our average monthly service revenue per subscriber increased 2.8% to $37 for the three months ended March 31, 2002 from $36 for the comparable period in 2001. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On March 31, 2002, 76.6% of our subscriber base was on digital rate plans compared to 53.8% at March 31, 2001. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plan.

     For the three months ended March 31, 2002, our roaming revenue decreased $0.1 million, or 0.5%, to $26.6 million from $26.7 million for the three months ended March 31, 2001. Roaming minutes have increased by 38.3% from March 31, 2001 to March 31, 2002, however, our roaming revenue per minute-of-use has decreased by 28.6%. Decreases in our revenue per minute-of-use are a result of new lower rate contracts that were entered into and scheduled rate reductions in existing contracts.

     For the three months ended March 31, 2002, our equipment and other revenue decreased $1.3 million, or 30.2%, to $3.1 million from $4.4 million for the three months ended March 31, 2001. This decrease was a result of increased phone discounts due to more competitive markets.

     Cost of service. For the three months ended March 31, 2002, our total cost of service increased $4.1 million, or 17.3%, to $27.4 million from $23.3 million for the comparable period in 2001. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $2.5 million due to increased charges by third-party wireless providers. The remaining increase of $1.6 million was primarily the result of increased networking costs associated with our increased build-out of cell sites and continual upgrades to our digital network.

     Cost of equipment. For the three months ended March 31, 2002, our cost of equipment decreased $3.6 million, or 32.1%, to $7.4 million during 2002 from $11.0 million in 2001. This decrease resulted from a slow down in the migration of subscribers from analog to digital service and handsets, along with the overall decrease in the cost of wireless handsets.

     Marketing and selling costs. For the three months ended March 31, 2002, our marketing and selling costs decreased $0.5 million, or 3.7%, to $13.6 million from $14.1 million for the three months ended March 31, 2001 due to efficiencies gained from centralized marketing functions with one of our principal owners, Dobson Communications, and a decrease in gross subscriber additions. Gross subscriber additions were 52,500 for the three months ended March 31, 2002 compared to 60,200 for the three months ended March 31, 2001.

     General and administrative costs. For the three months ended March 31, 2002, our general and administrative costs increased $2.6 million, or 18.5%, to $16.7 million from $14.1 million for the three months ended March 31, 2001. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per subscriber remained constant at $9 for the three-month periods ended March 31, 2002 and 2001.

     Depreciation and amortization expense. For the three months ended March 31, 2002, our depreciation and amortization expense decreased $27.1 million, or 62.9%, to $16.0 million from $43.1 million for 2001. The decrease is a result of the implementation of SFAS No. 142, “Goodwill and other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless licenses as indefinite life intangibles assets.

     Interest expense. For the three months ended March 31, 2002, our interest expense increased $1.5 million, or 4.1%, to $40.5 million from $39.0 for the three months ended March 31, 2001. The increase primarily resulted from an overall increase in our interest expense incurred as a result of our interest rate hedges on our credit facility.

     Loss from discontinued operations. For the three months ended March 31, 2002, we had a net loss from discontinued operations of $0.7 million, compared to $0.5 million for the three months ended March 31, 2001. This increase of $0.2 million in our loss from discontinued operations reflects our increased losses from Tennessee 4 RSA, which we sold to Verizon Wireless on February 8, 2002.

     Gain from sale of discontinued operations. For the three months ended March 31, 2002, we had a gain from sale of discontinued operations of $13.5 million, net of tax. This gain reflects our sale of our Tennessee 4 RSA market, which we sold to Verizon Wireless on February 8, 2002.

     Cumulative effect of change in accounting principle. For the three months ended March 31, 2002 we recognized an impairment on our wireless license acquisition costs of approximately $281.6 million, net of tax benefit, as a result of implementing SFAS No. 142 “Goodwill and Other Intangible Assets”.

     Net loss. For the three months ended March 31, 2002, our net loss was $282.2 million. Our net loss increased $243.5 million, or 629.2%, from $38.7 million for the three months ended March 31, 2001. The increase in our net loss was primarily attributable to our cumulative effect of change in accounting principle related to the implementation of SFAS No. 142, as described above.

     Dividends on preferred stock. For the three months ended March 31, 2002, our dividends on preferred stock were $1.1 million. They are the result of the purchase of 35,000 shares of our preferred stock by one of our principal owners, Dobson Communications, on June 29, 2001.

Liquidity and Capital Resources

     We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt, the sale of debt securities and infusions of equity capital from one of our parents and its affiliates. Neither Dobson Communications nor AT&T Wireless is obligated to contribute equity capital or other financing to us or our subsidiaries.

Net Cash Flow

     At March 31, 2002, we had a working capital deficit of $8.0 million, a ratio of current assets to current liabilities of 1:1 and an unrestricted cash balance of $4.0 million, which compares to a working capital deficit of $8.1 million, a ratio of current assets to current liabilities of 1:1 and an unrestricted cash balance of $6.0 million at December 31, 2001.

     Our net cash provided by operating activities totaled $28.5 million for the three months ended March 31, 2002 compared to net cash used in operating activities of $6.2 million for the three months ended March 31, 2001. The increase is primarily due to the decrease in our loss from continuing operations and our change in current assets and liabilities.

     Our net cash provided by investing activities totaled $182.2 million for the three months ended March 31, 2002 compared to net cash used in investing activities of $29.4 million for the three months ended March 31, 2001. This increase is related primarily to the net proceeds from the sale of Tennessee 4 RSA to Verizon Wireless for a total of approximately $202.6 million, less approximately $8.1 million reserved in escrow. Capital expenditures were $13.2 million for the three months ended March 31, 2002 and $22.1 million for the three months ended March 31, 2001.

     Net cash used in financing activities was $212.6 million for the three months ended March 31, 2002 compared to net cash provided by financing activities of $28.0 million for the three months ended March 31, 2001. This decrease is primarily due to proceeds from senior subordinated notes of $446.7 million, offset by purchase of restricted investment of $85.2 million and deferred financing costs of $15.2 million for the three months ended March 31, 2001. Financing activity sources for the three months ended March 31, 2002 consisted of proceeds from long-term debt of $87.0 million, which was offset by repayments of long-term debt totaling $299.3 million.

Capital Resources

     On February 25, 2000, we obtained a $1.75 billion bank credit facility that included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. Our credit facility was amended on March 14, 2001, when we permanently repaid $200.0 million of the term loan. We used proceeds from American’s issuance of $450.0 million Senior Subordinated Notes due 2009, to reduce our credit facility to $1.55 billion. We further amended our credit facility on June 4, 2001, when we permanently repaid $201.3 million of the term loan with proceeds from American’s issuance of $250.0 million Senior Subordinated Notes due 2009, which reduced our credit facility to $1.34 billion. On September 27, 2001, our lenders and we agreed to a third amendment of the credit facility, which modifies certain financial covenants (as described below). In addition to our financial covenants, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when we completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, we permanently prepaid approximately $190.0 million of this credit facility. The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. The maximum availability subject to these restrictions is $906.2 million. As of March 31, 2002, we had outstanding borrowings under our credit facility of $901.3 million, and approximately $4.9 million of credit availability.

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

     Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate for the three months ended March 31, 2002 was 4.8% and interest rates have ranged in total between 4.4% and 10.1% since inception. We are required to reduce the outstanding principal balances of our term loans by a maximum of $42.6 million during the next twelve months.

     Our credit facility includes a financial covenant requiring that we not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. Absent debt reduction from projected debt levels or an amendment to the credit facility modifying this covenant, we will likely be unable to comply with this covenant during 2002. We are currently in discussions with our lenders regarding an amendment to our credit facility. However, if we are unable to comply with the total debt leverage ratio or renegotiate the credit facility, and there is a covenant violation, our lenders would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. An acceleration under the credit facility would allow the holders of American’s Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. We would then be required to either refinance the debt or repay the amounts due. If this were to occur, we would attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. We can provide no assurance that we would be able to renegotiate the debt under these conditions or meet our obligation under the accelerated repayment terms. As a result, there may be substantial doubt about our ability to continue as a going concern. In the independent auditors report on our 2001 financial statements, the auditors expressed concern about our ability to continue as a going concern, if in the future, we do not meet certain financial ratios required under the terms of our credit facility. In addition, a debt compliance certificate from the auditors was not delivered to the administrative agent for our credit facility until 3 days after the certificate was due. Finally, the interest payment due to the lender banks on April 8, 2002 was actually paid on April 10, 2002. Because of these events and the concern by the administrative agent for the lender banks that any or all of such events might be deemed a material adverse change which, if such occurred, would be an event of default under our credit facility, the administrative agent for the lender banks provided us with a waiver for these occurrences, which expires May 17, 2002.

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

     On June 29, 2001, we received $35.0 million from Dobson Communications from its purchase of 35,000 shares of our 12.0% Series A Preferred Stock.

Capital Commitments

     We had capital expenditures of $13.2 million for the three month ended March 31, 2002. We have budgeted approximately $50.0 to $55.0 million for capital expenditures in 2002, of which, approximately $5.0 million to $10.0 million will be used to begin our GSM/GPRS overlay. We may also require additional financing for future acquisitions and to refinance our debt at its final maturities. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

     Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further development of our wireless systems, growth in our cash flows, and renegotiation of our credit facility, if necessary to avoid a default as described above, we believe that borrowings under our credit facility, the proceeds from the sale of $35.0 million of Series A preferred stock on June 29, 2001, the sale of our license for Tennessee 4 RSA in February 2002 and cash flows from operations are expected to be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations over the next year. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect that we may have to refinance our indebtedness at their respective maturities commencing in 2007. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, we are treating our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we no longer amortize goodwill and wireless license acquisition costs. Instead, we are testing for impairment of goodwill or indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. For the three months ended March 31, 2001, we recorded approximately $14.5 million and approximately $8.2 million of amortization expense, net of income tax benefit, related to our goodwill and wireless license acquisition costs, respectively. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. Upon the implementation of SFAS No. 142 on January 1, 2002, we recorded charges, net of income tax benefit, of approximately $281.7 million, to reflect the write-down of our wireless license acquisition costs to their fair value.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, two of our wholly-owned, indirect subsidiaries, entered into a definitive agreement to sell Tennessee 4 RSA. As a result of this sale, we elected to early adopt this standard during the fourth quarter 2001, effective January 1, 2001 to properly reflect the operations, assets and liabilities of Tennessee 4 RSA as discontinued operations in our condensed consolidated financial statements. Tennessee 4 RSA was sold to Verizon Wireless on February 8, 2002 and proceeds were used to pay down long-term debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. The counterparty is a major financial institution. As of March 31, 2002, we had interest rate swaps under various derivative contracts totaling $900.0 billion on our $1.34 billion credit facility. The terms of these agreements expire in June 2002. Increases in interest expense related to the interest rate hedge for the three months ended March 31, 2002 and 2001 were reflected in our results of operations. For the three months ended March 31, 2002 and 2001, the interest expense related to the hedge was approximately $11.8 million and $3.8 million due to the decline in current market interest rates. As a result of our paydown of our outstanding bank debt with the proceeds from our sale of Tennessee 4 RSA, we determined that one of our hedge transactions, totaling $125.0 million, was ineffective. Therefore, we recorded a loss of $1.1 million representing the fair value of this transaction as of March 31, 2002.

     The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates raise. Based on our market risk sensitive instruments outstanding at March 31, 2002, we have determined that there was no material market risk exposure to our condensed consolidated financial position, results of operations or cash flows as of such date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)[3.1.1]
3.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)[3.1.2]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
4.1	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]
4.2	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.3	Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]
4.4	Registration Rights Agreement dated March 14, 2001 between American Cellular Corporation, Lehman Brothers, Inc. and Banc of America Securities LLC	(1)[4.4]
4.5	Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]
4.6	Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4)[4.6]
10.1	Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]
10.2	Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]
10.3	Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]
10.4 10.4.1	Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4] (1)[10.4.1]
10.4.2	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]
10.4.3	Third Amendment to Credit Agreement dated September 27, 2001	(5)[10.4.3]
10.4.4	Limited Waiver to Credit Agreement dated April 10, 2002	(6)

Exhibit		Method of
Numbers	Description	Filing

10.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5)[10.5]
10.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)[10.6]
10.7	Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]
10.8	Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]
10.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1)[10.9.1]
10.11	Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]
10.12	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]
10.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)[10.13]

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed herewith.

     (b)  Reports on Form 8-K

     Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACC ACQUISITION LLC

Date: May 14, 2002	/s/ EVERETT R. DOBSON

Everett R. Dobson President and Director

Date: May 14, 2002	/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen Treasurer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)[3.1.1]
3.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)[3.1.2]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
4.1	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]
4.2	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.3	Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]
4.4	Registration Rights Agreement dated March 14, 2001 between American Cellular Corporation, Lehman Brothers, Inc. and Banc of America Securities LLC	(1)[4.4]
4.5	Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]
4.6	Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4)[4.6]
10.1	Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]
10.2	Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]
10.3	Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]
10.4	Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1)[10.4]
10.4.1	First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4.1]
10.4.2	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]
10.4.3	Third Amendment to Credit Agreement dated September 27, 2001	(5)[10.4.3]
10.4.4	Limited Waiver to Credit Agreement dated April 10, 2002	(6)
10.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5)[10.5]
10.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)[10.6]
10.7	Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]
10.8	Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]
10.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1)[10.9.1]
10.11	Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]
10.12	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]
10.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)[10.13]

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed herewith.