Form 10-Q
period 2002-09-30
ACC ACQUISITION LLC
filed 2002-11-14
CIK 1137719

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

ACC ACQUISITION LLC

INDEX TO FORM 10-Q

Item No.		Page

	PART I.
	FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001	4
	Condensed Consolidated Statement of Members’ (Deficit) Equity for the Nine Months Ended September 30, 2002	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	6
	Notes to Condensed Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3	Quantitative and Qualitative Disclosures about Market Risk	22
4	Controls and Procedures	22
	PART II.
	OTHER INFORMATION
1	Legal Proceedings	23
2	Changes in Securities and Use of Proceeds	23
3	Defaults Upon Senior Securities	23
4	Submission of Matters to a Vote of Security Holders	23
5	Other Information	23
6	Exhibits and Reports on Form 8-K	23

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,018,875	$5,962,148
Accounts receivable, net	46,703,585	43,548,758
Restricted cash and investments	66,950,365	65,678,101
Inventory	3,907,767	8,013,595
Prepaid expenses and other	8,117,925	7,983,596

Total current assets	131,698,517	131,186,198

Property, Plant and Equipment, net	199,516,809	203,168,050

Other Assets:
Restricted investments	8,213,484	32,184,495
Wireless license acquisition costs, net	569,168,796	1,039,523,681
Goodwill, net	700,106,989	1,077,123,680
Deferred financing costs, net	42,676,381	45,166,918
Customer list, net	22,995,628	30,318,297
Other non-current assets	536,788	504,391
Assets of discontinued operations	—	139,854,463

Total other assets	1,343,698,066	2,364,675,925

Total assets	$1,674,913,392	$2,699,030,173

LIABILITIES AND MEMBERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$23,860,832	$21,375,257
Accounts payable — affiliates	—	17,729,679
Accrued expenses	10,774,198	10,475,570
Accrued interest payable	40,143,088	31,308,522
Accrued dividends payable	5,582,471	2,138,711
Deferred revenue and customer deposits	10,796,560	11,745,161
Current portion of long-term debt	1,598,980,876	46,909,091

Total current liabilities	1,690,138,025	141,681,991

Other Liabilities:
Long-term debt, net of current portion	—	1,760,208,032
Deferred tax liabilities	53,925,422	186,382,124
Liabilities of discontinued operations	—	7,495,882
Other non-current liabilities	—	23,698,750
Commitments (Note 7)
Series A preferred stock (Note 5)	35,000,000	35,000,000
Members’ (Deficit) Equity:
Members’ equity	797,827,565	797,827,565
Retained deficit	(901,977,620)	(239,044,921)
Accumulated other comprehensive loss, net of income tax benefit of $9,479,500 at December 31, 2001	—	(14,219,250)

Total members’ (deficit) equity	(104,150,055)	544,563,394

Total liabilities and members’ (deficit) equity	$1,674,913,392	$2,699,030,173

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Operating Revenue:
Service revenue	$79,430,083	$71,812,475	$225,877,101	$198,118,311
Roaming revenue	40,237,474	40,154,259	102,422,849	101,201,303
Equipment and other revenue	4,534,483	4,582,823	11,594,931	13,626,294

Total operating revenue	124,202,040	116,549,557	339,894,881	312,945,908

Operating Expenses:
Cost of service (exclusive of items shown separately below)	28,392,059	28,375,126	85,039,681	77,899,125
Cost of equipment	9,053,094	8,762,195	24,202,783	29,630,173
Marketing and selling	15,031,214	14,618,758	43,418,395	42,417,518
General and administrative	18,395,427	15,993,130	52,033,296	44,990,483
Depreciation and amortization	16,951,001	46,461,049	49,695,596	134,923,710

Total operating expenses	87,822,795	114,210,258	254,389,751	329,861,009

Operating income (loss)	36,379,245	2,339,299	85,505,130	(16,915,101)
Other (expense) income:
Interest expense	(29,925,510)	(42,855,027)	(109,247,715)	(123,800,194)
Impairment of goodwill	—	—	(377,000,000)	—
Other income, net	679,678	672,890	964,027	2,478,095

Income (loss) before income taxes and discontinued operations	7,133,413	(39,842,838)	(399,778,558)	(138,237,200)
Income tax (expense) benefit	(2,853,369)	10,013,267	9,111,420	37,729,540

Income (loss) from continuing operations	4,280,044	(29,829,571)	(390,667,138)	(100,507,660)
Discontinued operations: (Note 2) Loss from discontinued operations, net of income tax (expense) benefit of $(244,485) for the three months ended September 30, 2001 and $435,838 and $(762,625) for the nine months ended September 30, 2002 and 2001, respectively	—	(445,666)	(653,909)	(1,289,406)
Gain from sale of discontinued operations, net of income tax expense of $50,282,976 for the nine months ended September 30, 2002	—	—	13,472,110	—

Income (loss) before cumulative effect of change in accounting principle	4,280,044	(30,275,237)	(377,848,937)	(101,797,066)
Cumulative effect of change in accounting principle, net of income tax benefit of $187,760,000 (Note 8)	—	—	(281,640,000)	—

Net income (loss)	4,280,044	(30,275,237)	(659,488,937)	(101,797,066)
Dividends on preferred stock	(1,182,015)	(875,000)	(3,443,762)	(875,000)

Earnings applicable to member	$3,098,029	$(31,150,237)	$(662,932,699)	$(102,672,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ (DEFICIT) EQUITY

For the nine months ended September 30, 2002

		Members' (Deficit) Equity

				Accumulated	Total
	Comprehensive		Retained	Other	Members'
	Loss	Members' Equity	Deficit	Comprehensive	(Deficit) Equity

			(Unaudited)
DECEMBER 31, 2001		$797,827,565	$(239,044,921)	$(14,219,250)	$544,563,394
Net loss	$(659,488,937)	—	(659,488,937)	—	(659,488,937)
Amounts related to hedge transactions reclassified into earnings, net of tax	12,595,376	—	—	12,595,376	12,595,376
Ineffective hedge transaction reclassified into earnings, net of tax	643,751	—	—	643,751	643,751
Changes in fair value of hedge transactions, net of tax	980,123	—	—	980,123	980,123

Total comprehensive loss	$(645,269,687)

Preferred stock dividends		—	(3,443,762)	—	(3,443,762)

SEPTEMBER 30, 2002		$797,827,565	$(901,977,620)	$—	$(104,150,055)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
Cash Flows from Operating Activities:
Net loss from continuing operations	$(390,667,138)	$(100,507,660)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities — Depreciation and amortization	49,695,596	134,923,710
Amortization of bond premium and financing costs	4,707,810	4,064,725
Deferred income taxes and investment tax credits, net	(5,532,097)	(38,934,031)
Cash used in operating activities of discontinued operations	(7,175,022)	—
Loss on ineffective hedge transaction	1,072,919	—
Impairment of goodwill	377,000,000	—
Gain on sale of assets	14,845	456,996
Changes in current assets and liabilities —
Accounts receivable	(3,154,827)	(9,633,868)
Inventory	4,105,828	(22,201)
Prepaid expenses and other	(2,462,069)	(3,077,015)
Accounts payable	(15,231,910)	1,140,169
Accrued expenses	9,133,194	23,157,123
Deferred revenue and customer deposits	(948,601)	1,439,294

Net cash provided by operating activities	20,558,528	13,007,242

Cash Flows from Investing Activities:
Capital expenditures	(38,779,344)	(63,378,700)
Decrease in payable affiliates	—	(9,193,025)
Net proceeds from sale of discontinued operations	194,427,958	—
Change in receivable from discontinued operations	—	9,131,349
Other investing activities	953,105	(1,337,504)

Net cash provided by (used in) investing activities	156,601,719	(64,777,880)

Cash Flows from Financing Activities:
Proceeds from long-term debt	127,800,000	163,000,000
Repayments of long-term debt	(336,486,718)	(709,074,169)
Proceeds from senior subordinated notes	—	693,020,500
Deferred financing costs	(1,666,802)	(18,178,943)
Capital cash contribution	—	16,413,783
Purchase of restricted investments	—	(133,191,937)
Maturities of restricted investments	33,250,000	—
Other financing activities	—	—
Investment from Dobson Communications	—	35,000,000

Net cash (used in) provided by financing activities	(177,103,520)	46,989,234

Net increase (decrease) in cash and cash equivalents	56,727	(4,781,404)
Cash and cash equivalents, beginning of period	5,962,148	14,880,667

Cash and cash equivalents, end of period	$6,018,875	$10,099,263

Supplemental Disclosures of Cash Flow Information:
Cash paid for —
Interest, net of amounts capitalized	$97,073,008	$100,246,161
Income taxes	$3,871,125	$559,000
Supplemental Disclosures of Noncash Investing and Financing Activities:
Capital contribution of PCS licenses and certain other assets	$—	$16,413,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The condensed consolidated balance sheets of ACC Acquisition LLC and subsidiaries (the“Company”) as of September 30, 2002, the condensed consolidated statement of operations for the three and nine months ended September 30, 2002 and 2001, the condensed consolidated statement of members’ (deficit) equity for the nine months ended September 30, 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented, except for those related to the adoption of new accounting principles as described below.

     The condensed consolidated balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2001 consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

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

     The net loss from discontinued operations was classified on the condensed consolidated statement of operations as “Loss from discontinued operations.” Summarized results of discontinued operations are as follows:

	2002	2001

	Period from
	January 1,	Three Months	Nine Months
	2002 through	Ended	Ended
	disposition	September 30,	September 30,

	($ in thousands)	($ in thousands)
Operating revenue	$2,319	$8,403	$23,685
Loss before income taxes	(1,090)	(201)	(527)
Income tax benefit (provision)	436	(245)	(762)
Loss from discontinued operations	(654)	(446)	(1,289)

     The long-term debt of the Company is recorded at the consolidated level, and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations to properly reflect the interest that was incurred to finance the Tennessee 4 RSA operations. The interest expense allocated to this market was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002), $2.5 million for the three months ended September 30, 2001 and $7.2 million for the nine months ended September 30, 2001.

     The Company completed the sale of Tennessee 4 RSA on February 8, 2002, and recorded operating losses totaling approximately $0.7 million incurred through February 8, 2002, and the related gain on the sale totaling approximately $13.5 million, net of tax expense.

3. Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the nine months ended September 30, 2002 and 2001 totaled $42.4 million and $40.8 million. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	September 30,

	2002	2001

Gross property, plant and equipment	$337,174,835	$287,341,636
Accumulated depreciation	(137,658,026)	(79,175,315)

Property, plant and equipment, net	$199,516,809	$208,166,321

4. Long-Term Debt

     The Company’s long-term debt consists of the following:

	September 30, 2002	December 31, 2001

Credit facility	$904,917,738	$1,113,604,456
Senior Subordinated Notes, net of discount	694,063,138	693,512,667

Total debt	1,598,980,876	1,807,117,123
Less — Current amounts payable on demand	1,598,980,876	46,909,091

Total long-term debt	$—	$1,760,208,032

Credit Facility

     On February 25, 2000, the Company obtained a $1.75 billion credit facility to retire existing debt and complete the acquisition of American. This credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term notes under the credit facility. The Company used proceeds from the issuance of American’s $450.0 million Senior Subordinated Notes due 2009, to reduce the credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of American’s $250.0 million Senior Subordinated Notes due 2009, which reduced the credit facility to $1.34 billion. On September 27, 2001, the Company and its lenders agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. As of September 30, 2002, the Company had outstanding borrowings under the credit facility of $904.9 million, with no additional amounts available for future borrowings.

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

     Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate for the nine months ended September 30, 2002 was 4.8%, and interest rates have ranged in total between 4.4% and 10.1% since inception. This credit facility is collateralized by substantially all of the assets of the Company.

     The Company’s credit facility includes a financial covenant requiring the Company to not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. At June 30, 2002 and September 30, 2002, the Company failed to comply with this covenant. Management has had and will continue to have discussions with the lenders regarding the credit facility. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of the Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. The Company would then be required to either refinance the debt or repay the amounts due. If this were to occur, management would attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. There is no assurance that management would be able to renegotiate the debt under these conditions or meet its obligation under the accelerated repayment terms. Therefore, as of June 30, 2002 and as of September 30, 2002, the Company has classified all of its long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about the Company’s ability to continue as a going concern, as expressed in the independent auditors report on the Company’s 2001 financial statements. Also as a result of the Company’s non-compliance, subsequent to September 30, 2002, all borrowings under its credit facility are only available based on prime rate, which will increase the Company’s borrowing rate in the future.

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

     Restricted cash and investments totaling $67.0 million as of September 30, 2002, consist of the remaining balance of interest pledge deposits for the Senior Subordinated Notes. The interest pledge deposits include the initial deposit of $85.2 million for the $450.0 million Senior Subordinated Notes, net of interest earned and interest payments issued to bondholders and the additional deposit of $48.0 million for the $250.0 million Senior Subordinated Notes, net of interest earned and interest payments issued to bondholders.

Interest Rate Hedges

     The Company pays interest on its bank credit facility at a variable factor, based on LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

     During 2000, the Company entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate on the facility was effectively fixed at a rate of 7.3%. This derivative contract expired in June 2001 and was replaced with another derivative contract that expired June 4, 2002, which set the interest rate on $1.03 billion of debt at a rate of 6.7%. As of September 30, 2002 the Company does not have any derivative contracts related to its credit facility.

     On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”. With this implementation, the Company began recording a liability and a transition adjustment, net of income tax benefit, to other comprehensive loss during 2001 in connection with these derivative contracts. The Company’s accumulated other comprehensive loss, net of income tax benefit, was $14.2 million as of December 31, 2001 and decreased to $0 at June 4, 2002, as a result of the expiration of the Company’s interest rate swap agreement.

     In accordance with SFAS No. 133, the Company periodically assesses the effectiveness of its hedge transactions. During February 2002, the Company used a portion of the proceeds from the sale of the Tennessee 4 RSA to pay down bank debt. As a result, the Company determined that one of its hedge transactions totaling $125.0 million was ineffective, thus, reducing the total derivative contracts to $900.0 million. The Company recorded a loss of approximately $1.1 million representing the fair value of this transaction for the nine months ended September 30, 2002, which is reflected in other income in the accompanying statement of operations.

5. Redeemable Preferred Stock

     On June 29, 2001, American received $35.0 million from one of the Company’s principal owners, Dobson Communications, from its purchase of 35,000 shares of its Series A Preferred Stock. The Company has 350,000 authorized shares of its Series A Preferred Stock, which has a par value of $0.01 per share and is mandatorily redeemable on June 29, 2011 for $1,000 per share, plus accrued and unpaid dividends. Each share of Series A Preferred Stock is entitled to 12% cumulative annual dividends on the liquidation preference of $1,000 per share, subject to certain adjustments. Dividends will accrue but will not be payable until the fifth anniversary of the issuance. At September 30, 2002, the Company had approximately $5.6 million in accrued dividends relating to its Series A Preferred Stock. Shareholders of the Series A Preferred Stock have no voting rights.

6. Members’ (Deficit) Equity

     On January 18, 2001, the Company received a $32.8 million capital contribution of which 50% was from AT&T Wireless and 50% was from Dobson Communication. This contribution consisted of cash, PCS licenses relating to areas in northeast Oklahoma and southeast Kansas, and certain other assets.

7. Commitments

     Effective November 16, 2001 (as amended through August 5, 2002), the Company became a party to an equipment supply agreement with Nortel Networks Inc., in which the Company agreed to purchase approximately $49.5 million of cell site and switching equipment between November 16, 2001 and July 15, 2005. Of the commitment, approximately $25.7 million remained at September 30, 2002. If the Company fails to fully meet this commitment by July 15, 2005, it could be forced to pay a penalty of up to 20% of the unfulfilled commitment. The Company expects to fulfill its purchase commitment under this agreement prior to its completion date.

8. Change in Accounting Principles and Practices

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, the Company reassessed the useful lives of it intangible assets. A significant portion of its intangible assets are classified as “Wireless license acquisition costs,” which represents the costs associated with acquiring its FCC licenses. These licenses allow the Company to provide wireless services by giving the Company the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, the Company has determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, the Company’s wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, the Company ceased the amortization of both goodwill and wireless license acquisition costs and now tests for impairment of goodwill and wireless license acquisition costs at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. The Company also determines on an annual basis whether facts and circumstances continue to support an indefinite useful life. For the three and nine months ended September 30, 2001, the Company recorded approximately $14.8 million and $43.8 million of amortization expense related to its goodwill and approximately $8.9 million and $25.9 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization, the Company’s earnings applicable to member would have been $7.5 million and $33.0 million for the three and nine months ended September 30, 2001.

     Through December 31, 2001, the Company’s accounting policy for impairment of long-lived assets was based on the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 121, the Company’s policy was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. In accordance with SFAS No. 121, the Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to SFAS No. 121 impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

     Upon implementation of SFAS No. 142 on January 1, 2002, the Company first performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determined the fair value of its wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge in the first quarter of 2002, net of income tax benefit, of approximately $281.6 million to reflect the write-down of its wireless license acquisition costs to their fair value. The Company then assessed the carrying amount of its goodwill for possible impairment. For goodwill, there is a two-step approach for assessing impairment. The first step requires a comparison of the fair value of the Company to its carrying amount, including goodwill. The Company’s fair value was determined based on estimated future discounted cash flows. It was determined that the estimated fair value of the Company exceeded its carrying amount and thus, its goodwill was not deemed to be impaired. Since the Company’s goodwill was not deemed to be impaired, the second step of the impairment test, which is used to measure the amount of impairment loss was not required to be completed upon implementation of SFAS No. 142. See Note 9.

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

9. Goodwill Impairment

     Based on factors and circumstances impacting the Company and the business climate in which it operates, as of June 30, 2002, the Company determined that it was necessary to re-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142. The legal factors include the non-compliance with the Company’s total leverage ratio covenant in its senior credit facility, which gave the Company’s lenders the right to accelerate the repayment of the entire amount outstanding under the credit facility. In addition, the Company’s business climate was impacted due to the fact that the rural wireless industry had continued to experience a significant deterioration in public equity valuations during the second quarter of 2002. As a result of the re-evaluation of the Company’s wireless license acquisition costs and goodwill, the Company concluded that the fair value of its wireless license acquisition costs, as determined upon implementation of SFAS No. 142, had not changed and deemed that there was no further impairment of these assets. In performing the impairment test on its goodwill, the Company concluded that the overall assumptions used in first quarter 2002 were still valid with the exception of the risk-based discount factor and enterprise valuations. With the revised assumptions at June 30, 2002, the Company determined that its carrying value of its goodwill exceeded its fair value. In accordance with SFAS 142, the Company proceeded with determining the implied fair value of its goodwill and based on a comparison of the implied fair value of its goodwill to its carrying amount, the Company recorded an impairment loss totaling $377.0 million.

10. Reclassifications

     Certain items have been reclassified in the 2001 and 2002 condensed consolidated financials to conform to the current presentation.

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

Overview

     We were was formed on February 15, 2000, as an equally owned limited liability company by AT&T Wireless and Dobson Communications, to acquire the operations of American. On February 25, 2000, we acquired American for $2.44 billion. We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. At September 30, 2002, our wireless systems covered a population of approximately 5.0 million and we had approximately 673,100 subscribers.

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

Subscribers

     Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. Post-paid subscribers account for the largest portion of our subscriber base, at 95.5%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services, however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. The reseller base accounts for 3.9% of our total subscriber base. Our pre-paid subscribers, which account for less than 1% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of minutes.

     Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

     Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.

     We derive service revenue primarily by providing wireless services to our subscribers. The industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The per minute yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.18 and $0.22 per minute for the three months ended September 30, 2002 and 2001, and $0.18 and $0.23 per minute for the nine months ended September 30, 2002 and 2001. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 23.2% and 27.4% for the three and nine months ended September 30, 2002, compared to the same periods in 2001. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

     We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue accounted for 32.4% and 34.5% of our operating revenue for the three months ended September 30, 2002 and 2001, and 30.1% and 32.3% of our operating revenue for the nine months ended September 30, 2002 and 2001. Roaming revenue typically yields slightly higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.26 and $0.38 per minute for the three months ended September 30, 2002 and 2001, and $0.28 and $0.39 per minute for the nine months ended September 30, 2002 and 2001. We believe that the trend of increasing roaming minutes will continue to at least partially offset declining roaming yields. Roaming minutes increased 45.8% and 43.3% for the three and nine months ended September 30, 2002, compared to the same periods in 2001. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

     We include long-distance revenue in service and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Our ability to sell wireless equipment is independent of our ability to offer wireless services to our customer; therefore, we consider equipment sales a separate earnings process and account for it accordingly.

Costs and Expenses

     Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

     Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets referred to as “roaming” costs. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined. This decline in expense per minute has helped offset the increased expense from growth in minutes-of-use per subscriber.

     Our cost of equipment represents the costs associated with telephone equipment and accessories sold. In recent years, we, like other wireless providers, have increased the use of discounts on phone equipment and free phone promotions for phones sold to our customers, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

     Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services, and certain costs related to customer retention. We pay commissions to direct sales personnel and independent agents for new business generated.

     Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration. One of our principal owners, Dobson Communications, provides management and certain other services to us in accordance with a management agreement. We share corporate and shared call center costs incurred by Dobson Communications and us primarily based on the estimated subscribers and populations in our respective licensed areas.

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

     We depreciate our property, plant and equipment, and amortize our customer lists and other definite life intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. In accordance with SFAS No. 121, our policy was to review the carrying value of our long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we treat our wireless license acquisition costs as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of both goodwill and wireless license acquisition costs and now test for impairment of the goodwill and wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life. This change in policy has and may continue to have a significant impact on our results of operations and financial position. For the three and nine months ended September 30, 2001, the aggregate amount of amortization expense attributable to our goodwill, was approximately $14.8 million and $43.8 million and the aggregate amount of amortization expense, net of income tax benefit, attributable to our wireless license acquisition costs was approximately $8.9 million and $25.9 million. Without this amortization, our earnings applicable to member would have been $7.5 million and $33.0 million for the three and nine months ended September 30, 2001.

     Through December 31, 2001, our accounting policy for impairment of long-lived assets was based on the provisions of SFAS No. 121. In accordance with SFAS No. 121, our policy was to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. In accordance with SFAS No. 121, our definite life assets will continue to be amortized over their estimated useful lives and are subject to SFAS No. 121 impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Upon implementation of this new pronouncement in its entirety, we recorded charges during the first quarter 2002, net of income tax benefit of approximately $281.6 million to reflect the write-down of our wireless license acquisition costs to their fair value.

     Based on factors and circumstances impacting us, and the business climate in which we operate, as of June 30, 2002, we determined that it was necessary to re-evaluate the carrying value of our goodwill and indefinite life intangible assets in accordance with SFAS No. 142. The legal factors include the non-compliance with the our total leverage ratio covenant in our senior credit facility, which gave our lender’s the right to accelerate the repayment of the entire amount outstanding under our credit facility. In addition, our business climate was impacted due to the fact that the rural wireless industry had continued to experience a significant deterioration in public equity valuations during the second quarter of 2002. As a result of the re-evaluation of our wireless license acquisition costs and goodwill, we concluded that the fair value of our wireless license acquisition costs, as determined upon implementation of SFAS No. 142, had not changed and deemed that there was no further impairment of these assets. In performing the impairment test on our goodwill, we concluded that the overall assumptions used in first quarter 2002 were still valid with the exception of the risk-based discount factor and enterprise valuations. With the revised assumptions at June 30, 2002, we determined that our goodwill was impaired and as a result, we recorded an impairment loss totaling $377.0 million.

Results of Operations

     In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Operating revenue. For the three months ended September 30, 2002, our total operating revenue increased $7.6 million, or 6.6%, to $124.2 million from $116.6 million for the comparable period in 2001.

     The following table sets forth the components of our operating revenue for the three months ended September 30, 2002 and 2001.

	Three Months Ended September 30,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Operating revenue:
Service revenue	$79,430	63.9%	$71,813	61.6%
Roaming revenue	40,237	32.4%	40,154	34.5%
Equipment and other revenue	4,535	3.7%	4,583	3.9%

Total	$124,202	100.0%	$116,550	100.0%

     For the three months ended September 30, 2002, our service revenue increased $7.6 million, or 10.6%, to $79.4 million from $71.8 million for the three months ended September 30, 2001. The increase was primarily attributable to increased market penetration and subscriber usage. Our subscriber base increased 10% to 673,100 at September 30, 2002 from 610,400 at September 30, 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber remained constant at $41 for the three months ended September 30, 2002 and 2001, because our service revenue has been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On September 30, 2002, 84.1% of our subscriber base was on digital rate plans compared to 67.7% at September 30, 2001. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

     For the three months ended September 30, 2002 and 2001, our roaming revenue remained constant at $40.2 million. Roaming minutes have increased by 45.8% from September 30, 2001 to September 30, 2002, however, our roaming revenue per minute-of-use has decreased by 31.3%.

     For the three months ended September 30, 2002, our equipment and other revenue decreased $0.1 million, or 1.1%, to $4.5 million from $4.6 million for the three months ended September 30, 2001, primarily due to the fact that our total gross subscriber additions have decreased. Gross subscriber additions were 49,900 for the three months ended September 30, 2002, compared to 54,300 for the same period in 2001.

     Cost of service. For the three months ended September 30, 2002 and 2001, our total cost of service remained constant at $28.4 million. During the third quarter 2002, roaming costs accounted for approximately 48% of our total cost of service. These roaming costs decreased by $3.8 million for the three months ended September 30, 2002, compared to the same period in 2001. This resulted from a 35% decline in rates charged by third-party wireless providers, resulting from new lower rate agreements, offset by a 21% increase in the minutes used by our subscribers on those providers' networks. In addition to roaming costs, the remaining portions of our total cost of service are the costs related to operating our wireless network. These costs increased in total by $3.8 million, as a result of an increase of approximately $3.2 million in network costs such as leased circuits, interconnection charges and wholesale toll charges and an approximate $0.6 million increase in rent related to our cell sites. Network costs have increased due to increased minutes-of-use on our networks.

     Cost of equipment. For the three months ended September 30, 2002, our cost of equipment increased $0.3 million, or 3.3%, to $9.1 million during 2002 from $8.8 million in 2001. This increase is primarily a result of writing-off approximately $0.6 million in obsolete inventory.

     Marketing and selling costs. For the three months ended September 30, 2002, our marketing and selling costs increased $0.4 million, or 2.8%, to $15.0 million from $14.6 million for the three months ended September 30, 2001, due to increases in selling costs primarily as a result of increased advertising related to the introduction of a new line of rate plans earlier this year.

     General and administrative costs. For the three months ended September 30, 2002, our general and administrative costs increased $2.4 million, or 15.0%, to $18.4 million from $16.0 million for the three months ended September 30, 2001. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per subscriber remained constant at $9 for the three months ended September 30, 2002 and 2001.

     Depreciation and amortization expense. For the three months ended September 30, 2002, our depreciation and amortization expense decreased $29.5 million, or 63.5%, to $17.0 million from $46.5 million for 2001. The decrease is a result of the implementation of SFAS No. 142, “Goodwill and other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the three months ended September 30, 2001, the aggregate amount of amortization expense attributable to our goodwill was approximately $14.8 million and the aggregate amount of amortization expense attributable to wireless license acquisition costs was approximately $14.9 million.

     Interest expense. For the three months ended September 30, 2002, our interest expense decreased $13.0 million, or 30.2%, to $29.9 million from $42.9 for the three months ended September 30, 2001. Of this decrease, $7.5 million resulted from the expiration of our interest rate swap agreement in June 2002. The remaining decrease primarily resulted from an overall decrease in our variable interest rates and the reduction of the outstanding balance on our credit facility.

     Net income (loss). For the three months ended September 30, 2002, our net income was $4.3 million. Our net income increased $34.6 million from a net loss of $30.3 million for the three months ended September 30, 2001. The increase in our net income was primarily attributable to our increase in operating income, which resulted from decreases in interest expense and depreciation and amortization expense, as described above.

     Dividends on preferred stock. For the three months ended September 30, 2002, our dividends on preferred stock were $1.2 million compared to $0.9 million for the three months ended September 30, 2001. This resulted from the issuance of 35,000 shares of our preferred stock to one of our principal owners, Dobson Communications, on June 29, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Operating revenue. For the nine months ended September 30, 2002, our total operating revenue increased $27.0 million, or 8.6%, to $339.9 million from $312.9 million for the comparable period in 2001.

     The following table sets forth the components of our operating revenue for the nine months ended September 30, 2002 and 2001.

	Nine Months Ended September 30,

	2002		2001

	Amount	Percentage	Amount	Percentage

		($ in thousands)
Operating revenue:
Service revenue	$225,877	66.5%	$198,119	63.3%
Roaming revenue	102,423	30.1%	101,201	32.3%
Equipment and other revenue	11,595	3.4%	13,626	4.4%

Total	$339,895	100.0%	$312,946	100.0%

     For the nine months ended September 30, 2002, our service revenue increased $27.8 million, or 14.0%, to $225.9 million from $198.1 million for the nine months ended September 30, 2001. The increase was primarily attributable to increased market penetration and subscriber usage. Our subscriber base increased 10% to 673,100 at September 30, 2002 from 610,400 at September 30, 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber increased to $40 for the nine months ended September 30, 2002, compared to $39 for the nine months ended September 30, 2001, because our average monthly service revenue per subscriber has been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On September 30, 2002, 84.1% of our subscriber base was on digital rate plans compared to 67.7% at September 30, 2001. Our digital subscribers tend to use more minutes in a larger home area than our analog rate subscribers.

     For the nine months ended September 30, 2002, our roaming revenue increased $1.2 million, or 1.2%, to $102.4 million from $101.2 million for the nine months ended September 30, 2001. Roaming minutes have increased by 43.3% from September 30, 2001 to September 30, 2002, however, our roaming revenue per minute-of-use has decreased by 29.4%.

     For the nine months ended September 30, 2002, our equipment and other revenue decreased $2.0 million, or 14.9%, to $11.6 million from $13.6 million for the nine months ended September 30, 2001. This decrease primarily resulted from a slow-down in the migration of existing subscribers from analog to digital service, along with a decrease in gross subscriber additions. Gross subscriber additions were 145,400 for the nine months ended September 30, 2002 compared to 146,900 for the nine months ended September 30, 2001.

     Cost of service. For the nine months ended September 30, 2002, our total cost of service increased $7.1 million, or 9.2%, to $85.0 million from $77.9 million for the comparable period in 2001. During the nine months ended September 30, 2002, roaming costs accounted for approximately 54% of our total cost of service. These roaming costs decreased by $0.9 million for the nine months ended September 30, 2002, compared to the same period in 2001. This resulted from a 26% decline in rates charged by third-party wireless providers, resulting from new lower rate agreements, offset by a 32% increase in the minutes used by our subscribers on those providers' networks. In addition to roaming costs, the remaining portions of our total cost of service are the costs related to operating our wireless network. These costs increased in total by $8.0 million, as a result of an approximate $4.5 million increase in network costs such as leased circuits, interconnection charges and wholesale toll charges, approximately $2.3 million increase in cost of service features and an approximate $2.5 million increase in rent related to our cell site, offset by an approximate $1.3 million decrease in repairs and utilities related to our cell site. Network costs have increased due to increased minutes-of-use on our networks.

     Cost of equipment. For the nine months ended September 30, 2002, our cost of equipment decreased $5.4 million, or 18.3%, to $24.2 million during 2002 from $29.6 million in 2001. This decrease primarily resulted from a slow-down in the migration of existing subscribers from analog to digital service, along with a decrease in gross subscriber additions. We migrated 43,200 subscribers from analog to digital service during the nine months ended September 30, 2002, compared to 58,400 for the nine months ended September 30, 2001.

     Marketing and selling costs. For the nine months ended September 30, 2002, our marketing and selling costs increased slightly by $1.0 million, or 2.4%, to $43.4 million from $42.4 million for the nine months ended September 30, 2001 due to a slight increase in selling costs primarily as a result of increased advertising related to the introduction of a new line of rate plans in the second quarter of 2002.

     General and administrative costs. For the nine months ended September 30, 2002, our general and administrative costs increased $7.0 million, or 15.7%, to $52.0 million from $45.0 million for the nine months ended September 30, 2001. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per subscriber remained constant at $9 for the nine-month periods ended September 30, 2002 and 2001.

     Depreciation and amortization expense. For the nine months ended September 30, 2002, our depreciation and amortization expense decreased $85.2 million, or 63.2%, to $49.7 million from $134.9 million for 2001. The decrease is a result of the implementation of SFAS No. 142, “Goodwill and other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the nine months ended September 30, 2001, the aggregate amount of amortization expense attributable to our goodwill was approximately $43.8 million and the aggregate amount of amortization expense attributable to our wireless license acquisition costs was approximately $43.2 million.

     Interest expense. For the nine months ended September 30, 2002, our interest expense decreased $14.6 million, or 11.8%, to $109.2 million from $123.8 for the nine months ended September 30, 2001. The entire decrease resulted from an overall decrease in our variable interest rates and the reduction of the outstanding balance on our credit facility.

     Impairment on Goodwill. For the nine months ended September 30, 2002, we recognized an impairment of our goodwill totaling $377.0 million. This impairment was a result of our June 30, 2002 re-evaluation of our carrying values of goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

     Loss from discontinued operations. For the nine months ended September 30, 2002, we had a net loss from discontinued operations of $0.7 million, compared to $1.3 million for the nine months ended September 30, 2001. These losses from discontinued operations reflect our losses from Tennessee 4 RSA, which we sold to Verizon Wireless on February 8, 2002.

     Gain from sale of discontinued operations. For the nine months ended September 30, 2002, we had a gain from sale of discontinued operations of $13.5 million, net of tax. This gain reflects our sale of our Tennessee 4 RSA market, which we sold to Verizon Wireless on February 8, 2002.

     Cumulative effect of change in accounting principle. For the nine months ended September 30, 2002 we recognized an impairment on our wireless license acquisition costs of approximately $281.6 million, net of tax benefit, as a result of implementing SFAS No. 142 “Goodwill and Other Intangible Assets”.

     Net loss. For the nine months ended September 30, 2002, our net loss was $659.5 million. Our net loss increased $557.7 million from $101.8 million for the nine months ended September 30, 2001. The increase in our net loss was primarily attributable to our impairment of goodwill and the cumulative effect of change in accounting principle related to the implementation of SFAS No. 142, both described above.

     Dividends on preferred stock. For the nine months ended September 30, 2002, our dividends on preferred stock were $3.4 million compared to $0.9 million for the nine months ended September 30, 2001. This resulted from the issuance of 35,000 shares of our preferred stock to one of our principal owners, Dobson Communications, on June 29, 2001.

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

Net Cash Flow

     At September 30, 2002, we had a working capital deficit of $1.6 billion, a ratio of current assets to current liabilities of 0.08:1 and an unrestricted cash balance of $6.0 million, which compares to a working capital deficit of $10.5 million, a ratio of current assets to current liabilities of 0.9:1 and an unrestricted cash balance of $6.0 million at December 31, 2001. Our working capital deficit and ratio of current assets to current liabilities have both been negatively impacted as a result of our reclassification of our long-term debt to current.

     Our net cash provided by operating activities totaled $20.6 million for the nine months ended September 30, 2002 compared to $13.0 million for the nine months ended September 30, 2001. The increase in our cash provided is primarily a result of our increased operating income and reductions in interest expense, offset by changes in current assets and liabilities.

     Our net cash provided by investing activities totaled $156.6 million for the nine months ended September 30, 2002 compared to net cash used in investing activities of $64.8 million for the nine months ended September 30, 2001. This increase is related primarily to the net proceeds from the sale of Tennessee 4 RSA to Verizon Wireless for a total of approximately $202.6 million, less approximately $8.2 million reserved in escrow and a decrease in capital expenditures. Capital expenditures were $38.8 million for the nine months ended September 30, 2002 and $63.4 million for the nine months ended September 30, 2001.

     Net cash used in financing activities was $177.1 million for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $47.0 million for the nine months ended September 30, 2001. This decrease is primarily due to proceeds from senior subordinated notes of $693.0 million, proceeds from long term debt of $163.0 million and investment from Dobson Communications of $35.0 million, offset by repayment of long term debt of $709.1 million and purchase of restricted investment of $133.2 million for the nine months ended September 30, 2001. Financing activity sources for the nine months ended September 30, 2002 consisted of proceeds from long-term debt of $127.8 million and maturities of restricted investments of $33.3 million, which were offset by repayments of long-term debt totaling $336.5 million.

Capital Resources

     On February 25, 2000, we obtained a $1.75 billion bank credit facility that included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. Our credit facility was amended on March 14, 2001, when we permanently repaid $200.0 million of the term loan. We used proceeds from the issuance of American’s $450.0 million Senior Subordinated Notes due 2009, to reduce our credit facility to $1.55 billion. We further amended our credit facility on June 4, 2001, when we permanently repaid $201.3 million of the term loan with proceeds from American’s issuance of $250.0 million Senior Subordinated Notes due 2009, which reduced our credit facility to $1.34 billion. On September 27, 2001, our lenders and we agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). In addition to our financial covenants, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when we completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, we permanently prepaid approximately $190.0 million of this credit facility. The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. As of September 30, 2002, we had outstanding borrowings under our credit facility of $904.9 million, with no additional amounts available for future borrowings.

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

     Interest on the revolving credit facility and the term loan facilities is variable and is based on a prime rate or a LIBOR formula. The weighted average interest rate for the nine months ended September 30, 2002 was 4.8% and interest rates have ranged in total between 4.4% and 10.1% since inception.

     Our credit facility includes a financial covenant requiring that we not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. At June 30, 2002 and September 30, 2002, we failed to comply with this covenant. We have had and will continue to have discussions with our lenders regarding our credit facility. Our lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of American’s Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. We would then be required to either refinance the debt or repay the amounts due. If this were to occur, we would attempt to renegotiate the debt with the holders to provide, among other things, for an extended repayment term. We can provide no assurance that we would be able to renegotiate the debt under these conditions or meet our obligation under the accelerated repayment terms. Therefore, as of June 30, 2002 and as of September 30, 2002, we classified all of our long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about our ability to continue as a going concern, as expressed in the independent auditors report on our 2001 financial statements. Also as a result of our non-compliance, subsequent to September 30, 2002, all borrowings under our credit facility are only available based on prime rate, which will increase our borrowing rate in the future.

     During the nine months ended September 30, 2002, our total scheduled principal payments were approximately $27.2 million under this facility. During the remainder of 2002, we will be required to make additional scheduled principal payments totaling $10.6 million. In addition, during 2003, we will be required to make scheduled principal payments totaling $56.8 million.

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

Capital Commitments

     We had capital expenditures of $38.8 million for the nine months ended September 30, 2002. We have budgeted approximately $55.0 million for capital expenditures in 2002, of which, approximately $5.0 million to $10.0 million will be used to begin our GSM/GPRS overlay. We plan on investing in our property and equipment from operating cash flows expected to be generated during the remainder of 2002. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems, whether we consummate additional acquisitions and whether we renegotiate our credit facility, as described above.

     On November 16, 2001, (as amended through August 5, 2002), we became a party to an agreement to purchase approximately $49.5 million of cell site and switching equipment from Nortel Network Corp. prior to July 15, 2005. Approximately $25.7 million of the commitment remained outstanding at September 30, 2002. If we fail to fully meet this commitment by July 15, 2005, we could be forced to pay a penalty of up to 20% of the unfulfilled commitment. We expect to substantially fulfill our purchase commitment under this agreement prior to its scheduled completion date. We have and will continue to finance our purchases under this commitment using cash flows from operations or funds available under our credit facility.

     At September 30, 2002, we had $6.0 million of unrestricted cash and $75.2 million in restricted cash, of which $67.0 million of the restricted cash was in escrow to pay interest. We anticipate that our cash flow from operations, along with this cash, will be sufficient to meet our short-term cash needs. If we are successful in renegotiating our debt as described above, we would expect to have sufficient resources to satisfy our expected capital expenditures, working capital and debt service obligations over the next year. However, we cannot provide any assurance that we will be successful in renegotiating our debt or that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, we reassessed the useful lives of our intangible assets. A significant portion of our intangible assets are classified as “Wireless license acquisition costs,” which represents the costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of both goodwill and wireless license acquisition costs and now test for impairment of goodwill and wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life. For the three and nine months ended September 30, 2001, we recorded approximately $14.8 million and $43.8 million of amortization expense related to our goodwill and approximately $8.9 million and $25.9 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs. Without this amortization, our earnings applicable to member would have been $7.5 million and $33.0 million for the three and nine months ended September 30, 2001.

     Through December 31, 2001, our accounting policy for impairment of long-lived assets was based on the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” In accordance with SFAS No. 121, our policy was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. In accordance with SFAS No. 121, our definite life assets will continue to be amortized over their estimated useful lives and are subject to SFAS No. 121 impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

     Upon implementation of SFAS No. 142 on January 1, 2002, we first performed a comparison of the carrying amount of our wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is our policy to aggregate our wireless license acquisition costs. We determined the fair value of our wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison, we determined that the carrying amount of our wireless license acquisition costs exceeded their estimated fair value. As a result, we recorded a charge in the first quarter of 2002, net of income tax benefit, of approximately $281.6 million to reflect the write-down of our wireless license acquisition costs to their fair value. We then assessed the carrying amount of our goodwill for possible impairment. For goodwill, there is a two-step approach for assessing impairment. The first step requires an evaluation of our fair value as a company to our carrying amount, including goodwill. Our fair value was determined based on estimated future discounted cash flows. It was determined that our estimated fair value as a company exceeded our carrying amount and thus, our goodwill was not deemed to be impaired. Since our goodwill was not deemed to be impaired, the second step of the impairment test, which is used to measure the amount of impairment loss was not required to be completed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At September 30, 2002, we were not involved with any derivatives or other financial instruments, due to the fact that our previous interest rate swaps expired on June 4, 2002.

     At September 30, 2002, we had long-term debt outstanding of $1.6 billion, of which, $904.9 million bears interest at floating rates. These rates averaged 4.8% for the nine months ended September 30, 2002. One percentage point of an interest rate adjustment would change our interest expense on an annual basis by approximately $9.0 million.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     We are not in compliance with a financial covenant contained in our $1.75 billion bank credit facility. This credit facility includes a financial covenant requiring that we not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter to 7.75 to 1.00 in the fourth quarter 2002. At September 30, 2002, we were not in compliance with this covenant. Our lenders have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)[3.1.1]
3.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)[3.1.2]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
4.1	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]
4.2	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.3	Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]
4.4	Registration Rights Agreement dated March 14, 2001 between American Cellular Corporation, Lehman Brothers, Inc. and Banc of America Securities LLC	(1)[4.4]
4.5	Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]
4.6	Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc	(4)[4.6]

Exhibit		Method of
Numbers	Description	Filing

4.7	First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4.1]
4.8	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]
4.9	Third Amendment to Credit Agreement dated September 27, 2001	(5)[10.4.3]
4.9.9	Limited Waiver to Credit Agreement dated April 10, 2002	(6)[10.4.4]
10.1	Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]
10.2	Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]
10.3	Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]
10.3.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition, LLC (and its affiliates) dated May 8, 2002	(7)[10.3.1]
10.4	Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1)[10.4]
10.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5)[10.5]
10.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)[10.6]
10.6.1*	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(8)
10.7	Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]
10.8	Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]
10.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc	(1)[10.9.1]
10.11	Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]
10.12	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]
10.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)[10.13]

* Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 17, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed herewith.

(b)	Reports on Form 8-K

Not Applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACC ACQUISITION LLC

Date: November 14, 2002	/s/ EVERETT R. DOBSON Everett R. Dobson President and Director

Date: November 14, 2002	/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen Treasurer and Director (Principal Financial Officer)

CERTIFICATIONS FOR FORM 10-Q

I, Everett R. Dobson, President and Director, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of ACC Acquisition LLC (the “registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

ACC ACQUISITION LLC

November 14, 2002	By: /s/ EVERETT R. DOBSON Everett R. Dobson President and Director

CERTIFICATIONS FOR FORM 10-Q

I, Bruce R. Knooihuizen, Treasurer and Director, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of ACC Acquisition LLC (the “registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

ACC ACQUISITION LLC

November 14, 2002	By: /s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen Treasurer and Director

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)[3.1.1]
3.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)[3.1.2]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
4.1	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]
4.2	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.3	Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]
4.4	Registration Rights Agreement dated March 14, 2001 between American Cellular Corporation, Lehman Brothers, Inc. and Banc of America Securities LLC	(1)[4.4]
4.5	Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]
4.6	Registration Rights Agreement dated June 4, 2001 between American Cellular	(4)[4.6]
4.7	Corporation, Banc of America Securities LLC and Lehman Brothers, Inc First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4.1]
4.8	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]
4.9	Third Amendment to Credit Agreement dated September 27, 2001	(5)[10.4.3]
4.9.9	Limited Waiver to Credit Agreement dated April 10, 2002	(6)[10.4.4]
10.1	Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]
10.2	Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]
10.3	Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]
10.3.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition, LLC (and its affiliates) dated May 8, 2002	(7)[10.3.1]
10.4	Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1)[10.4]
10.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5)[10.5]
10.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)[10.6]
10.6.1*	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(8)
10.7	Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]
10.8	Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]
10.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc	(1)[10.9.1]

Exhibit		Method of
Numbers	Description	Filing

10.11	Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]
10.12	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]
10.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)[10.13]

* Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 17, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed herewith.