Form 10-K
period 2002-12-31
ACC ACQUISITION LLC
filed 2003-03-31
CIK 1137719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

     The registrant is not subject to filing requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, but files reports required by those sections pursuant to contractual obligations.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Documents incorporated by reference: None

ACC ACQUISITION LLC
ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

Item
Number		Page

PART I
1	Business	3
2	Properties	15
3	Legal Proceedings	15
4	Submission of Matters to a Vote of Security Holders	15
PART II
5	Market for Registrant’s Common Equity and Related Member Matters	16
6	Selected Financial Data	16
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
7A	Quantitative and Qualitative Disclosures About Market Risk	29
8	Financial Statements and Supplementary Data	30
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters	50
PART III
10	Directors and Executive Officers of the Registrant	51
11	Executive Compensation	52
12	Security Ownership of Certain Beneficial Owners and Management	52
13	Certain Relationships and Related Transactions	52
14	Controls and Procedures	55
PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	56

PART I

Item 1. Business

Overview

     We are one of the largest rural and suburban providers of wireless communications services in the United States. At December 31, 2002, our wireless telephone systems covered a total population of 5.0 million and we had approximately 690,400 subscribers with an aggregate market penetration of 13.8%. We provide wireless telephone service in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. We offer digital voice and digital feature services to all of our covered population through our existing Time Division Multiple Access, or TDMA digital network. We are currently in the process of updating to the Global System for Mobile Communications, or GSM, and General Packet Radio Service, or GPRS, digital network which will enable us to offer enhanced data services. For the year ended December 31, 2002, on a consolidated basis, we had total revenue of $452.8 million and a net loss applicable to members of $1.1 billion. At December 31, 2002, we had $1.6 billion of indebtedness and a members’ deficit of $528.3 million.

     We are a limited liability company equally owned by AT&T Wireless and Dobson Communications Corporation, or Dobson Communications. February 15, 2000, we were formed to acquire the operations of American Cellular Corporation, or American, and its subsidiaries. Dobson Communications manages our day-to-day operations in accordance with a management agreement. Under the terms of this agreement, Dobson Communications has fully integrated our operations with its own operations such that Dobson Communications and we share common management and administrative/back-office functions. In addition, Dobson Communications and we operate in a manner that takes advantage of our combined scale in as many areas as possible. We have interoperable customer networks, market our products under the CELLULAR ONE® trademark, have common rate-plan pricing and marketing strategies and utilize a common billing vendor. Because of the services provided by Dobson Communications under the management agreement, we have no employees of our own or officers that work exclusively for us.

     We believe that owning and operating a mix of rural and suburban wireless systems provides strong growth opportunities because we believe these systems currently have lower penetration rates, higher subscriber growth rates, less competition for subscribers than wireless systems located in larger metropolitan areas and a higher proportion of roaming revenue. We focus on acquiring and operating wireless systems that are adjacent to major metropolitan areas, which include a high concentration of expressway corridors and roaming activity.

     Beginning on June 30, 2002 and continuing through December 31, 2002, we have failed to comply with a financial covenant on our senior credit facility, which requires that we not exceed a certain total debt leverage ratio. Our lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the senior credit facility. Acceleration under the senior credit facility would allow the holders of American’s senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. To date, no such acceleration has occurred. We anticipate that our cash flow from operations, along with cash on hand, will be sufficient to meet our capital requirements through October 2003, at which time we will be required to make additional cash interest payments on the senior subordinated notes. If the cash interest payments on the senior subordinated notes are not made, the senior subordinated noteholders could declare the principal and interest of the notes immediately due and payable. We continue to hold discussions with our bank lenders and with representatives of certain of our bondholders concerning a potential reorganization. We would then be required to either refinance the debt or repay the amounts due. We can provide no assurance that we would be successful in reorganizing or be able to meet our obligation under the accelerated repayment terms. Therefore, at December 31, 2002, all of our long-term debt is classified as current. Unless such non-compliance is resolved, there continues to be substantial doubt about our ability to continue as a going concern, as expressed in the independent auditors report.

Strategy

     Our strategy is to capitalize on our competitive strengths and further develop and operate rural and suburban wireless systems. We have developed organizational, marketing and operational programs designed to increase the number of our subscribers, promote superior customer service, enhance roaming revenue, control operating costs and improve the profitability of our operations.

Competitive Strengths

     Strong Current Market Position. We have significant market share in our wireless markets. We distinguish ourselves from our competition by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our strategic roaming relationships, digital technologies, local sales channels and diverse service offerings, including national, regional and local rate plans.

     Attractive Markets. Our markets have demonstrated positive demographic growth trends, generally have maintained a high population density relative to other rural and suburban markets and generally have fewer competitors than metropolitan markets. Also, our markets are attractive due to their proximity to markets operated by our primary roaming partners in major metropolitan areas such as New York City, Minneapolis-St. Paul, Pittsburgh, Cincinnati and Louisville. Our markets have a relatively high density of highway and other traffic corridors and strong tourist activity due to seasonal attractions. Substantially all of the licenses under which we operate are 850 MHz licenses. We believe that in the rural and suburban markets in which we operate, the 850 MHz licenses generally provide the wireless operator the most cost effective platform for delivering service to the end user.

     Advanced Digital Technology. We continue to increase the capacity and capabilities of our systems to attract additional subscribers, increase the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of our network. Our primary technology is TDMA. However, we are currently in the process of updating to GSM to enable us to offer data capabilities and meet the needs of our roaming partners who have begun utilizing GSM technology.

     Strategic Roaming Relationships. We intend to maintain and expand strategic relationships with operators of wireless systems in major metropolitan statistical areas, or MSAs, near our wireless systems. These relationships include roaming agreements to allow our subscribers and the subscribers of our roaming partners to roam on each other’s networks at favorable rates. In addition, we deploy digital technology in our systems areas that is the same as that selected by our roaming partners in the neighboring MSA. We believe these strategic roaming relationships and agreements enable us to maximize our roaming revenue and offer our subscribers larger “home rate” areas. Our two most significant strategic roaming relationships are with AT&T Wireless and Cingular Wireless.

     Localized Management of Distribution Channels. We distribute our products primarily through retail outlets, a direct sales force and independent dealers. Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. Their presence fosters a sense of customer service and community spirit. In addition, we believe that our marketing and customer service functions are more effective when tailored to the local market population.

     Targeted Sales Efforts. We seek to attract subscribers who will generate high monthly revenue and low churn rates. Local management designs marketing programs to target these subscribers and tailors distinctive rate plans to emphasize the quality, value and advantage of our services.

     Superior Customer Service. We support local customer service through retail stores, a direct sales force, and regional customer service call centers that offer 24-hour services. The regional presence of our call centers enhances our knowledge of local markets, which improves our ability to provide customer service, credit and collection and order activation.

     Experienced Management Team. With more than 50 years of telecommunications experience on a combined basis, our senior management team, consisting of Everett R. Dobson, Douglas B. Stephens and Bruce R. Knooihuizen, is extremely knowledgeable and well regarded in the telecommunications industry.

     Integration with Dobson Communications. We believe that the integration of our operations with Dobson Communications has significant benefits. Our licensed areas, combined with those of Dobson Communications, cover an estimated population of more than 11.4 million, and together we served more than 1.5 million subscribers at December 31, 2002. This size and scale enables us to reduce our operating costs and receive certain technical, network and operational functions from Dobson Communications’ existing corporate infrastructure.

Operations

Markets and Systems

     The following table sets forth information with respect to our existing wireless markets. Information with respect to populations in licensed areas is as of December 31, 2002 and is our estimate based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of our rural service areas, or RSAs, and MSAs not covered by our licenses. Net population represents total population less minority ownership interests in our licenses. Information with respect to subscribers is our estimate as of December 31, 2002 and excludes the market we sold to Verizon Wireless in February 2002. We determine market penetration by dividing the total number of subscribers in each of our FCC wireless licensed areas at the end of the period by the estimated total population covered by the applicable wireless license.

	Total	Net
Markets:	Population	Population

Central Region
Northeast Oklahoma/Southeast Kansas PCS	259,400	259,400

Total Central Region	259,400	259,400

Northwest Region
Alton, IL MSA	21,700	18,900
MI 1 RSA	202,700	202,700
Duluth MN MSA	243,800	243,800
MN 2 RSA	31,800	31,800
MN 3 RSA	58,400	58,400
MN 4 RSA	16,300	16,300
MN 5 RSA	214,700	214,700
MN 6 RSA	274,500	274,500
Eau Claire WI MSA	148,300	145,300
Wausau WI MSA	125,800	123,300
WI 1 RSA	118,000	118,000
WI 2 RSA	86,100	86,100
WI 3 RSA	142,900	142,900
WI 4 RSA	124,300	124,300
WI 5 RSA	83,900	83,900
WI 6 RSA	33,600	33,600

Total Northwest Region	1,926,800	1,918,500

East Region
Orange County NY MSA	341,400	341,400
Poughkeepsie NY MSA	280,200	269,000
NY 5 RSA	393,100	393,100
NY 6 RSA	111,300	111,300
OH 7 RSA	261,500	261,500
OH 10 RSA	62,300	62,300
KY 4 RSA	260,300	260,300
KY 5 RSA	164,400	164,400
KY 6 RSA	277,700	277,700
KY 8 RSA	124,500	124,500
PA 9 RSA	189,300	189,300
WV 2 RSA	76,600	76,600
WV 3 RSA	268,200	268,200

Total East Region	2,810,800	2,799,600

Total — American Cellular regions combined	4,997,000	4,977,500

Total subscribers	690,400

Total penetration	13.8%

Service and Features

     We develop and deploy some of the most advanced wireless products and services. From a fully digital network to the introduction of a wireless Internet product, we strive to consistently deliver cutting-edge services and technologies to our customer base. We attempt to maximize the choices available to our customers through offering the latest line of hand-held wireless phones from a wide variety of manufacturers. We design our rate plans to fit the specific needs of our customers. We offer no-toll plans, nation-wide plans and unlimited local calling plans. In addition, we focus on the development of plans that maximize our profit margin. We balance the needs of the customer with our on-going objective to increase profitability. We solidify our commitment to our customer base through the high priority we place on deploying the latest products, services and competitive rate plans.

     The following are key components of our service offerings:

     Wireless Calling. Our primary service offering is wireless telephone service. We offer digital service using the TDMA digital standard, and analog service using Advanced Mobile Phone Service, or AMPS, in all of our wireless markets. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three-way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, voice activated dialing, and mobile originated and mobile terminated short message service.

     Voice Privacy and Call Security. As of December 31, 2002, 83.9% of our subscribers utilize digital technology. Digital technology is inherently more secure than analog technologies, and provides increased voice privacy and enhanced fraud protection for our customers.

     Tri-Mode Handsets. Our digital subscribers use tri-mode, dual-band handsets. These handsets are compatible with analog cellular, digital cellular and digital PCS service, allowing our subscribers access to AT&T Wireless’ national footprint, as well as the extensive coverage areas of our other roaming partners, including Cingular Wireless.

Marketing

     The following are key components of our marketing strategy:

     Branding. We offer wireless service under the CELLULAR ONE® trademark. We believe the national support offered by the Cellular One Group has enhanced our advertising exposure. We also believe that we have obtained significant marketing benefits from the high name recognition associated with this widely used service mark.

     We use the CELLULAR ONE® trademark pursuant to licensing agreements with Cellular One Group. We pay licensing and advertising fees based upon the population of the licensed areas. Our licensing agreements with the Cellular One Group are for five-year terms expiring on various dates. These agreements may be renewed at our option for three additional five-year terms. From time-to-time, we may consider alternative brand name strategies and service marks.

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

     We focus our marketing program on attracting subscribers who we believe are likely to generate high monthly revenue and low churn rates. We undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our wireless service. We have established marketing alliances with neighboring wireless systems to create larger home rate areas in order to increase our roaming revenue and to attract new subscribers. We market our service offerings primarily through our direct sales force and company-owned retail stores. We also use a network of dealers, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional, methods of distributing our services and products, such as targeted telemarketing and direct mail programs.

     Segmented Rate Plans. We offer our subscribers a diverse array of rate plans, so that each subscriber can choose the plan that best fits that subscriber’s expected calling needs. Our offerings include our Clear Across AmericaTM national rate plans, which uses the networks of Dobson Communications, and those of AT&T Wireless and Cingular Wireless, plus regional and local rate plans at a variety of pricing tiers. The majority of our new digital subscribers are on our local rate plans, which generally include only areas covered by our network as the “home” area. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer while enhancing airtime usage and revenue. Local management conducts market research to identify and design rate plans to emphasize the quality, value and advantage of our wireless communications services

Sales and Distribution

     We primarily sell and distribute our wireless services, phones and accessories through three distribution channels; retail stores, direct sales and independent dealers. For the year ended December 31, 2002, approximately 50% of our gross subscriber additions were added through our retail stores, while our direct sales force was responsible for over 10% and our independent dealers added almost 30%.

     As of December 31, 2002, we had approximately 80 retail stores and outlets. Most of our retail stores are fully equipped to handle customer service. Some of these stores are also authorized warranty repair centers. Our stores provide customer-friendly retail environments, including extended hours, a large selection of products and services, a well trained sales staff and convenient locations, which are designed to make the sales process quick and easy for the subscriber.

     We train and compensate our sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. We believe that our direct sales force is able to select and screen new subscribers and select pricing plans that realistically match subscriber needs. As a result, we believe that our direct sales force reduces our marketing costs because our subscriber retention rate is higher than when we use independent dealers. As of December 31, 2002 we had approximately 80 direct sales representatives.

     As of December 31, 2002, we had approximately 165 independent dealers, or agents. These independent dealers allow us a third distribution channel by offering our services and equipment through retail outlets, such as car dealerships, electronics stores, paging service companies and independent contractors.

     We believe that our after-sale telemarketing program, which includes courtesy calls to our new customers and is conducted by our sales force and customer service personnel, helps to reduce our churn rates. This program enhances customer loyalty and allows our sales staff to check customer satisfaction as well as to offer additional calling features, such as voicemail, call waiting and call forwarding.

Customer Service

     Customer service is an essential element of our marketing and operating philosophy. We attract new subscribers and retain existing subscribers by providing high-quality customer service. Our customers benefit from a local staff, including a market manager, customer service field representatives, technical and engineering staff, sales representatives and installation and repair facilities. Local offices and installation and repair facilities allow us to better service our customers, schedule installations and make repairs. As of December 31, 2002, our markets were serviced by four regional call centers, which, in aggregate, employed approximately 350 customer care representatives. The regional presence of these call centers enhances our knowledge of the local markets, which improves our ability to provide customer service, credit and collection and order activation.

     In addition, our customers are able to report wireless telephone service or account problems 24-hours a day to our customer service centers on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our larger competitors. We frequently contact our subscribers in order to evaluate and measure, on an ongoing basis, the quality and competitiveness of our services.

Roaming

     Roaming is an important service component for our business. Accordingly, where possible, we attempt to arrange roaming agreements that allow customers to roam at competitive prices. We believe this increases usage on all wireless systems, including our own. We operate many systems that are adjacent to major metropolitan areas and include a high concentration of expressway corridors. These systems tend to have a significant amount of roaming activity.

     Our most significant roaming partner is AT&T Wireless. For the year ended December 31, 2002, AT&T Wireless’ customers accounted for approximately 49% of our roaming revenue or approximately 15% of our total operating revenue. Under our AT&T Wireless roaming agreement, AT&T Wireless and we charge each other favorable roaming rates for each of our respective markets. These rates will decrease over time. Our roaming agreement with AT&T Wireless requires that we maintain and provide certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. This roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of either party’s markets, or if either party fails to control subscriber fraud, fails to adhere to system technical requirements and upgrades or breaches any of the material terms of the roaming agreement. The roaming agreement expires in June 2007 and excludes GSM/GPRS, usage.

     Another significant roaming partner is Cingular Wireless. For the year ended December 31, 2002, Cingular Wireless’ customers accounted for approximately 19% of our roaming revenue or approximately 6% of our total operating revenue. Under our Cingular

Wireless roaming agreement, Cingular Wireless and we charge each other favorable roaming rates for both usage of TDMA and GSM in our respective markets. These rates will decrease over time. Our roaming agreement with Cingular Wireless requires that we maintain and provide certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. This roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of either party’s markets, or if either party fails to control subscriber fraud, fails to adhere to system technical requirements and upgrades or breaches any of the material terms of the roaming agreement. The roaming agreement expires in December 2011.

     We are included in the North American Cellular Network, or NACN, which is the largest wireless telephone network system in the world linking wireless operators throughout the United States and Canada and enabling customers to use their wireless phones to place and receive calls in these areas as easily as they do in their home areas. Through this network, customers are able to receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, the NACN enables special services such as call forwarding and call waiting, to automatically follow subscribers as they travel.

Billing System

     Through December 2002, Verisign Telecommunications Services, or VTS, provided exclusive billing functions for all of our wireless operations. In November 2002, we signed a five year contract with Convergys Corporation for use of their billing and customer care systems under a service bureau arrangement. Beginning after June 2003, we will replace the VTS systems with the Convergys Atlys® billing and customer care systems operating in a Convergys data center to support wireless voice and data services as well as emerging technology offerings. Consistent with the billing services previously offered by VTS, Convergys will provide billing for all our subscribers across all regions. Convergys will also handle all the administration and maintenance of the Atlys® application and the associated infrastructure. Convergys and their partners will be responsible for the processing and printing of all customer invoices.

Network Operations

     Network Communications Equipment. Our network communications equipment is provided by a variety of leading network suppliers, including Nortel Networks. We often aggregate our orders for network equipment with those of Dobson Cellular Systems, another operating subsidiary of Dobson Communications, to obtain additional equipment discounts.

     Connection Agreements. Our wireless network connects to the public switched telephone network system through local exchange carriers. We have interconnection agreements with BellSouth, SBC (Ameritech, Southwestern Bell), Verizon (Bell Atlantic, GTE), Sprint, and Qwest (U S West) and other local exchange carriers within our markets. The expiration dates of these agreements vary from one to three years. Upon expiration, the agreements automatically renew for six months to one year and can terminate with mutual written consent by either party.

     Long Distance Connection. We have executed a wholesale long distance agreement with AT&T Corp. to provide long distance services for the next three years with the ability to lower cost with increased growth.

     Network Operations. Our network operations are monitored by regional network personnel, who provide monitoring on a real-time basis for items including alarm monitoring, power outages, tower lighting problems and traffic patterns.

System Development and Technology

     System Development. We develop or build out our service areas in response to projected subscriber demand and competitive factors by adding voice circuits to existing cell sites and by building new cell sites to increase capacity with an emphasis on improving coverage for hand-held phones in high-traffic areas. We develop projected subscriber service demand for each market area on a cell-by-cell basis.

     We expect our network expansion to enable us to continue to add and retain subscribers, enhance subscriber use of our systems, increase roaming traffic due to the large geographic area covered by our network and further enhance the overall efficiency of our systems. We believe that the increased coverage and capacity will continue to have a positive impact on market penetration and subscriber usage.

     Digital Technology. Our TDMA digital technology divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.

     During the second half of 2002, we began to overlay selected markets with GSM voice network. This network will also support the GPRS data technology. With this data network, we expect to be able to offer 40Kb to 60Kb individual data speeds to subscribers and roamers. We plan to complete our first phase of GSM/GPRS overlay in most of our markets by the end of 2003. GSM/GPRS is the technology choice of both AT&T Wireless and Cingular Wireless.

Competition

     We compete with one or more companies in most of our markets throughout our regions. These companies include AT&T Wireless (Telecorp), Alltel, Cingular Wireless, Nextel, Rural Cellular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless.

     The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors have begun to market enhanced data services, such as single carrier radio transmission technology, or 1XRTT, and GPRS. We are currently in the process of upgrading our networks to GSM/GPRS.

     We compete against other facilities-based cellular carriers, personal communications service, or PCS, carriers and enhanced specialized mobile radio service, or ESMR, carriers in each of our markets. We compete for customers based principally upon price, the services and enhancements offered, the quality of our system, customer service, system coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better-capitalized and more experienced wireless operators that may be able to offer consumers certain network advantages.

     Subject to certain conditions, AT&T Wireless has agreed not to build PCS networks using TDMA or analog technology in any of the markets currently served by us until February 25, 2005. AT&T currently operates a PCS TDMA network that competes with portions of our markets in Kentucky. AT&T inherited these competing networks with their purchase of Telecorp and they have plans to deploy GSM/GPRS technologies in Kentucky during 2003. We plan to overlay our markets with GSM/GPRS technology during 2003 and 2004.

     The FCC has created potential sources of new competition by auctioning additional PCS licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the 4.9 GHz, 24 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also recently allocated an additional 90 MHz of spectrum (in the 1.7 GHz and 2.1 GHz bands) for advanced wireless services, and is in the process of adopting service and auction rules for these bands. The FCC has also initiated a number of rule making proceedings to allocate additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. In the future, we may also compete more directly with traditional landline telephone service providers.

     We also face, to a lesser extent, competition from mobile satellite service, or MSS, providers, as well as from resellers of these services and wireless service. The FCC recently granted MSS providers the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services.

     Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of the competitive services offered by operators using these other technologies, future competition from these operators could be intense.

Discontinued Operations

     On February 8, 2002, we sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. The Tennessee 4 RSA covered a total population of approximately 290,800 and had a subscriber base of approximately 24,900, which were not included in our December 31, 2001 reported amounts. As a result of this sale, the results of operations for Tennessee 4 RSA during the years presented are included as discontinued operations in our consolidated financial statements. Proceeds from this transaction were primarily used to pay down bank debt.

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

     The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the FCC licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly to the boundaries of the FCC designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee’s MSA or RSA for a period of five years after grant of the licensee’s initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA in areas outside the licensee’s then designated cellular geographic service area. The five year build-out period has expired for all of the licenses we currently hold and the FCC has granted several “unserved area” applications filed by us and by other parties for the MSAs and RSAs in which we are the licensee.

     The FCC has in the past restricted an entity’s ability to own interests in both cellular frequency blocks in a market (the so-called cellular cross interest rule) and further restricted the amount of commercial mobile radio service, or CMRS, spectrum in which an entity may hold an attributable interest (the so-called spectrum cap rule). On November 8, 2001, the FCC adopted a Report and Order in which it (1) repealed the cellular cross interest restriction as applied to ownership interests in MSAs, but retained the rule as applied to ownership interests in RSAs, and (2) increased the amount of attributable CMRS spectrum that may be held to 55 MHz throughout all MSAs and RSAs. We have joined with three other carriers to request reconsideration of the FCC’s decision to retain the cellular cross interest restriction with respect to ownership interests in RSAs, as we believe the record does not provide any support for distinguishing unfairly between interests in RSAs and similar interests in MSAs. We have made several other filings on this issue, but we cannot predict when or if the FCC will act on our petitions.

     Also pursuant to that Report and Order, as of January 1, 2003, the FCC has eliminated the CMRS spectrum cap rule and now engages in a case-by case review of transactions that would raise concerns similar to those that the spectrum cap was designed to address. By eliminating a hard cap in favor of the more flexible analysis, we believe the changes adopted by the FCC in the November 8, 2001 Report and Order could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators.

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

     The Commission recently adopted a Report and Order that removed or significantly reduced the impact of many outdated cellular rules, eliminated a number of technical requirements and granted additional technical and operational flexibility. Among the changes is a phase out over a five-year period of the requirement that all cellular carriers provide analog service throughout their territory. These new rule changes became effective on February 18, 2003, and should enable us to operate more efficiently and to utilize our licensed spectrum more effectively in providing services that meet our customers’ requirements.

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

     The FCC also regulates a number of other aspects of the cellular business. Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular services, PCS and ESMR. Under this regulatory structure, all of our cellular and PCS licenses are classified as CMRS. As a CMRS provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular and PCS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace, and preempted state rate and entry regulation.

     The FCC has also adopted requirements for cellular and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services occur in stages, and on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. In June 2002, the FCC extended the deadlines for meeting certain of these 911 requirements — the “Phase II” capabilities whereby emergency service providers receive the 911 caller’s geographic location — to March 1, 2003, at the earliest (the actual date for implementing this capability in any given locale will be based on its readiness to participate in E-911 services). We are currently constructing facilities to implement these capabilities in several markets, although we cannot state at this time whether we will be able to meet all of the requirements imposed by the FCC, whether some additional relief from these regulations will be required, or whether the FCC would grant such relief if we request to do so. The extent to which we are required to deploy E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer E-911 services. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

     Under certain circumstances, federal law also requires cellular and PCS carriers to provide law enforcement agencies with capacity to support lawful wiretaps and technical capabilities for wiretaps. We have obtained an interim waiver of these requirements through November 19, 2003 for packet-mode services and for certain capabilities associated with voice services. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system upgrades.

     The FCC permits cellular, broadband PCS, paging and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband PCS and ESMR licensees, although the extent of lawful state regulation of such “wireless local loop” service is undetermined.

     Wireless carriers may also be designated as “Eligible Telecommunications Carriers” and may receive universal service support for providing service to consumers that use wireless service in high cost areas as their only phone service, as well as to consumers in these areas who also maintain wireline service. We are currently contemplating whether and where to apply for this designation in the various jurisdictions in which we provide wireless services to qualifying high cost areas.

     The FCC has also adopted “number pooling” rules that affect the way that telephone numbers generally are allocated in order to make a more efficient allotment of the dwindling numbers available. Number pooling is only mandatory at this point within the wireline rate centers in which we have drawn numbers and which are located in counties that are included in the “Top 100 MSAs” as defined by the FCC’s rules. A number of our markets are partially or wholly contained within the Top 100 MSAs. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements including a number of states in which we provide service.

     In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, i.e., the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under the local number portability rules, a CMRS carrier located in one of the Top 100 MSAs that received a request by February 24, 2003, from another carrier to allow end-users to port their telephone numbers, must be capable of doing so by November 24, 2003. Outside of the Top 100 MSAs, CMRS carriers that receive a request to allow end users to port their telephone numbers must be capable of doing so within six months after receiving the request or within six months of November 24, 2003, whichever is later. In addition, all CMRS carriers have been required since November 24, 2002 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements are likely to result in added capital expenditures for us to make necessary system changes. We have intervened in support of a pending appeal of these requirements filed by the wireless industry with the United States Court of Appeals for the District of Columbia Circuit. We are not able at this time to predict whether the court will enjoin or remove these requirements or whether the FCC will otherwise act to delay their implementation.

     The FCC generally grants cellular and PCS licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. To date, the FCC has renewed each of our licenses for which a renewal application was required for a new ten-year term. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing cellular and PCS licenses so that they will not become subject to competing applications. To receive a renewal expectancy, we must show that we have provided “substantial” service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity.

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

     The FCC has adopted construction standards for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their service area within five years, and two-thirds of the population within ten years, of their initial license grants. All 10 MHz and 15 MHz Block licensees must provide service to 25% of the service area within five years of their initial license, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. We have satisfied the initial construction requirements for all of the PCS licenses we currently hold.

     FCC rules restrict the voluntary assignments or transfers of control of certain C and F Block licenses awarded in “closed bidding” to “small businesses” with bidding enhancements in the C Block and F Block auctions. During the first five years of the license term, assignments or transfers affecting control are permitted only to assignees or transferees that meet the eligibility criteria for participation in the entrepreneur block auction at the time the application for assignment or transfer of control is filed or, if the proposed assignee or transferee holds other licenses for C Block and F Block, met the same eligibility criteria at the time of receipt of such licenses, or to any qualified entity only if the original licensee has met the applicable five-year construction requirement for the license. Any transfers or assignments by licensees that qualified for installment payments during the entire ten-year initial license terms are subject to unjust enrichment penalties; i.e., acceleration of any installment payment plans should the assignee or transferee not qualify for the same benefits. Any transfers or assignments by licensees that qualified for bidding credits during the first five years of the license term are subject to unjust enrichment penalties; i.e., forfeiture of any bidding credit based upon the amount of time the initial license has been held should the assignee or transferee not qualify for these same benefits. These rules could restrict our ability to acquire licenses from other entities or to assign the licenses we hold and for which we have applied to certain entities.

     Until April 4, 2005, the FCC prohibits a PCS licensee from interfering with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage, we may need to relocate many of these incumbent licensees, at our expense, to other frequencies or to reimburse other previously-licensed PCS licensees for expenses they have incurred in relocating incumbent licensees that we might otherwise have been required to relocate. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. This transition plan allows most microwave users to operate on the PCS spectrum for a one-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two-year mandatory negotiation period. After the voluntary and mandatory negotiation periods expire, the microwave user continues to hold primary status until April 4, 2005, but may be involuntarily relocated, albeit at the PCS licensee’s expense. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. We are still determining the extent, if any, of expenses we may need to incur for the relocation of microwave incumbents in order to provide PCS services using our PCS licenses. We also cannot be sure that any transitions in areas in which clearing remains to be accomplished will occur in a timely fashion that will allow us to meet our marketing and operating objectives.

     The FCC has also adopted rules to govern customer billing by CMRS providers and is considering whether to extend billing rules currently applicable to landline carriers to CMRS carriers. Adoption of some of the FCC’s proposals could increase the complexity and costs of our billing processes and limit the manner in which we bill for services.

     The FCC may deny applications for FCC authority, and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees in which we hold a controlling interest or us that would warrant such a finding by the FCC.

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

     The Telecommunications Act of 1996, which made significant changes to the Communications Act, requires state public utilities commissions and/or the FCC to implement policies that mandate local exchange carriers to pay reciprocal compensation for the exchange of traffic with other carriers, including CMRS carriers such as us, at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers and CMRS providers such as us, the FCC concluded that local exchange carriers are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on local exchange carrier facilities, and vice versa. The FCC is currently considering changes to local exchange carrier-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic.

     The Telecommunications Act requires, and the FCC has adopted, rules that require interstate communications carriers, including cellular and PCS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. We may also seek to qualify for payments from these federal and state programs in high cost areas where we provide wireless communications services. If such payments are made available to us, they would be an additional source of revenue to us that could be used to support the service we provide in the high cost areas. The FCC recently initiated a rule making proceeding in which it solicits public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. The FCC also put in place new restrictions on the way carriers recover their contributions from customers, effective April 1, 2003. We are working diligently to comply with these new requirements. They may have an impact on our ability to recover our administrative costs for administering our participation in the program.

     Additionally, the Telecommunications Act specifically exempts CMRS carriers from the obligation to provide equal access to interstate long distance carriers. However, the Telecommunications Act gives the FCC the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that CMRS subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. Our customers have access to alternative long distance carriers using toll free numbers.

     The Telecommunications Act also imposes restrictions on a telecommunications carrier’s use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions have been revised but have limited potential to impose upon us new costs, obligations, or burdens on our current marketing activities.

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

     The FCC has determined that inter-exchange (long distance) service offerings of CMRS providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our intrastate long distance CMRS rates between rural and high cost areas and urban areas. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how integration requirements apply to CMRS offerings, including single rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various CMRS affiliates.

     The overall impact on our business of the regulatory policy changes flowing from the Telecommunications Act will likely remain unresolved for the foreseeable future, as the wireless marketplace continues to absorb its various pro-competitive initiatives. Provisions of the statute relating to interconnection, telephone number portability, universal service, equal access, use of customer proprietary network information and resale could subject the entire wireless industry to additional costs and increased competition, the effects of which cannot currently be determined.

State, Local and Other Regulation

     The Communications Act preempts state or local regulation of the market entry of, or the rates charged by, any CMRS provider, which include cellular telephone service and PCS providers. The FCC denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers of licenses and resolution of customer complaints. However, states may continue to regulate “other terms and conditions” of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices. The outcome of these proceedings is uncertain and could require us to change certain of our marketing practices and ultimately increase state regulatory authority over the wireless industry.

     The location and construction of our cellular and PCS transmitter towers and antennas are subject to FCC and Federal Aviation Administration regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for the cell site and microwave tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC’s environmental rules. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase and the service provided to our customers might be reduced.

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

Employees

     We have no employees. Our operations are managed entirely by Dobson Communications pursuant to our management agreement with Dobson Communications.

Item 2. Properties

     As our operations are managed entirely by Dobson Communications, we utilize four of the five regional call centers operated by Dobson Communications. Of the four regional call centers we utilize, two are actually leased by us in our existing wireless markets located in Duluth, Minnesota and Poughkeepsie, New York. In addition, our wireless operations leased approximately 80 retail locations throughout our markets. We review these leases from time to time and, in the future, may lease or acquire new facilities as needed. We do not anticipate encountering any material difficulties in meeting our future needs for leased space.

Item 3. Legal Proceedings

     We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Member Matters

     There is no established trading market for our membership interest. As of March 14, 2003, Dobson Communications and AT&T Wireless were the only holders of record of our membership interest.

Item 6. Selected Financial Data

     The following table sets forth certain of our historical consolidated financial data with respect to each of the three years ended December 31, 2002. We derived our consolidated financial data as of December 31, 2002, and for the year ended December 31, 2002 from our consolidated financial statements included in Item 8, which have been audited by KPMG LLP. We derived our consolidated financial data as of December 31, 2001 and 2000 and for the year ended December 31, 2001 and the period from February 15, 2000 through December 31, 2000 from our consolidated financial statements included in Item 8, which have been audited by Arthur Andersen LLP. Our consolidated financial statements for these two periods were reclassified as of December 31, 2001 to reflect our sale of Tennessee 4 RSA as discontinued operations.

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

	ACC Acquisition LLC

			Period from
			February 15, 2000
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2002	2001	2000

	($ in thousands)
Statement of Operations Data:
Total operating revenue	$452,830	$417,243	$309,343

Operating expenses:
Cost of service (exclusive of items shown separately below)	110,412	106,707	61,062
Cost of equipment	34,206	37,182	26,769
Selling, general and administrative	127,914	117,406	75,349
Depreciation and amortization	66,746	182,637	147,257

Total operating expenses	339,278	443,932	310,437

Operating income (loss)	113,552	(26,689)	(1,094)
Interest expense	(142,004)	(165,457)	(133,270)
Impairment of goodwill	(800,894)	—	—
Other income, net	1,388	3,723	537
Income tax benefit	14,383	52,199	33,242

Loss from continuing operations	(813,575)	(136,224)	(100,585)
(Loss) income from discontinued operations, net of income taxes	(654)	(1,439)	1,342
Gain from sale of discontinued operations, net of income taxes	13,472	—	—
Cumulative effect of change in accounting principle, net of income taxes	(281,640)	—	—

Net loss	(1,082,397)	(137,663)	(99,243)
Dividends on preferred stock	(4,661)	(2,139)	—

Net loss applicable to members	$(1,087,058)	$(139,802)	$(99,243)

	As of December 31,

	2002	2001	2000

	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,866	$5,962	$14,881
Property, plant and equipment, net	185,935	203,168	184,655
Total assets	1,208,244	2,699,030	2,690,103
Mandatorily redeemable preferred stock	35,000	35,000	—
Current portion of long-term debt	1,588,509	46,909	27,465
Long term debt, net of current portion	—	1,760,208	1,650,535
Members’ (deficit) equity	(528,275)	554,563	665,757

	ACC Acquisition LLC

			Period from
			February 15, 2000
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2002	2001	2000

	($ in thousands except per subscriber data)
Other Financial Data:
Capital expenditures	$48,798	$74,850	$58,450
Other Data:
Subscribers (at period end)	690,400	632,100	531,200
Penetration (at period end) (1)	13.8%	12.6%	11.2%
Average monthly churn rate (2)	1.9%	1.8%	1.6%
Average monthly service revenue per subscriber (3)	$39	$39	$38

(1)	Determined by dividing our total ending subscribers for the period by the estimated total population covered by applicable FCC licenses.

(2)	Churn means the number of subscriber cancellations per period as a percentage of the weighted average total number of subscribers during such period.

(3)	Calculated and reported based on post-paid subscriber information and excludes roaming and equipment and other revenue.

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

Overview

     We were formed on February 15, 2000 as an equally owned limited liability company by AT&T Wireless and Dobson Communications, to acquire the operations of American. On February 25, 2000 we acquired American for $2.5 billion. We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. At December 31, 2002, our wireless systems covered a population of 5.0 million and we had approximately 690,400 subscribers.

      Beginning on June 30, 2002 and continuing through December 31, 2002, we have failed to comply with a financial covenant on our senior credit facility, which requires that we not exceed a certain total debt leverage ratio. Our lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the senior credit facility. Acceleration under the senior credit facility would allow the holders of American's senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. We would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred. We anticipate that our cash flow from operations, along with cash on hand, will be sufficient to meet our capital requirements through October 2003, at which time we will be required to make additional cash interest payments on the senior subordinated notes. If the cash interest payments on the senior subordinated notes are not made, the senior subordinated noteholders could declare the principal and interest of the notes immediately due and payable. We continue to hold discussions with our bank lenders and with representatives of certain of our bondholders concerning a potential reorganization. We can provide no assurance that we would be successful in reorganizing or be able to meet our obligation under the accelerated repayment terms. Therefore, at December 31, 2002, all of our long-term debt is classified as current. Unless such non-compliance is resolved, there continues to be substantial doubt about our ability to continue as a going concern, as expressed in the independent auditors report.

Discontinued Operations

     On February 8, 2002, we sold Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. The Tennessee 4 RSA covered a population of approximately 290,800 and had a subscriber base of approximately 24,900. As a result of this sale, the results of operations for Tennessee 4 RSA during the periods presented are included as discontinued operations in our consolidated financial statements. We used the proceeds primarily to pay down our bank debt.

Subscribers

     Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At December 31, 2002 post-paid subscribers accounted for the largest portion of our subscriber base, at 95.3%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services, however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. At December 31, 2002, the reseller base accounted for 4.0% of our total subscriber base. Our pre-paid subscribers, which at December 31, 2002 accounted for less than 1% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

     Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

     Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.

     We derive service revenue primarily by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The per minute yield on our service revenue (service revenue divided by subscriber minutes-of-use) was $0.18 for the year ended December 31, 2002, $0.22 for the year ended December 31, 2001 and $0.30 per minute for the combined year 2000. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 22.8% for the year ended December 31, 2002 compared to 2001, and 39.0% for the year ended December 31, 2001 compared to 2000. We believe that the industry trend toward increasing minutes-of-use per subscriber will continue to offset declining revenue per minute-of-use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

     We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue accounted for 29.9% of our operating revenue for the year ended December 31, 2002, 31.7% of our operating revenue for the year ended December 31, 2001 and 36.8% of our operating revenue for the combined year 2000. Roaming revenue typically yields slightly higher average per minute rates and higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition among wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.27 for the year ended December 31, 2002, $0.38 for the year ended December 31, 2001 and $0.55 per minute for the combined year 2000. We believe that the trend of increasing roaming minutes will continue to at least partially offset declining roaming yields. Roaming minutes increased 44.8% for the year ended December 31, 2002 compared to 2001, and 44.5% for the year ended December 31, 2001 compared to 2000. Roaming yields are decreasing as a result of new contracts and scheduled rate reduction in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

     Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets referred to as “roaming” costs. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined. This decline in expense per minute has helped offset the increased costs from growth in minutes-of-use per subscriber.

     Our cost of equipment represents the costs associated with telephone equipment and accessories sold. We, like other wireless providers, have continued the use of discounts on phone equipment and free phone promotions for phones sold to our customers, as competition between service providers continues to intensify. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

     Our marketing and selling costs include advertising, compensation paid to sales personnel and independent dealers and all other costs to market and sell wireless products and services, and certain costs related to customer retention. We pay commissions to direct sales personnel and independent dealers for new business generated.

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

     Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain intangible assets. Through December 31, 2001, these intangible assets primarily consisted of wireless license acquisition costs, goodwill and customer lists. However, with the implementation of Statements of Financial Accounting Standards, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we ceased the amortization of wireless license acquisition costs and goodwill effective January 1, 2002. See “Critical Accounting Policies and Practices” below for further details.

Critical Accounting Policies and Practices

     It is necessary that we use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenue and expenses we recognize for and during the reporting period.

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

     We depreciate our property, plant and equipment and amortize our customer lists and certain other definite life intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. Our policy was to review the carrying value of our long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we reassessed the useful lives of our intangible assets. A significant portion of our intangible assets is classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of both goodwill and wireless license acquisition costs and now test for impairment of goodwill and wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life.

     This change in policy has and may continue to have a significant impact to our results of operations and financial position. For the years ended December 31, 2001 and 2000, we recorded $58.3 million and $50.3 million of amortization expense related to our goodwill and $34.5 million and $28.7 million amortization expense, net of income tax benefit, related to our wireless license acquisition costs. Without this amortization, our 2001 and 2000 operating results would have been:

	2001	2000

	($ in thousands)
Net loss	$44,858	$20,236
Net loss applicable to members	$46,997	$20,236

     Through December 31, 2001, as stated above, our accounting policy for impairment of long-lived assets was to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. Our definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. To complete this evaluation, we first performed a comparison of the carrying amount of our wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is our policy to aggregate our wireless license acquisition costs. We determined the fair value of our wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison we performed upon implementation, we determined that the carrying amount of our wireless license acquisition costs exceeded their estimated fair value. Therefore, upon implementation of this new pronouncement in its entirety, we recorded a charge, net of income tax benefit, of $281.6 million to reflect the write-down of our wireless license acquisition costs to their fair value. We then assessed the carrying amount of our goodwill for possible impairment. For goodwill, there is a two-step approach for assessing impairment. The first step requires an evaluation of our fair value as a company to our carrying amount, including goodwill. Our fair value was determined based on estimated future discounted cash flows. It was determined that our estimated fair value as a company exceeded our carrying amount and thus, our goodwill was not deemed to be impaired. Since our goodwill was not deemed to be impaired as of January 1, 2002, the second step of the impairment test, which is used to measure the amount of impairment loss was not required to be completed.

     Based on factors and circumstances impacting us and the business climate in which we operated as of June 30, 2002, we determined that it was necessary to re-evaluate the carrying value of our goodwill and indefinite life intangible assets in accordance with SFAS No. 142. The legal factors include the non-compliance with our total leverage ratio covenant on our senior credit facility, which gave our lenders the right to accelerate the repayment of the entire amount outstanding under our senior credit facility. In addition, our business climate was impacted due to the fact that the rural wireless industry had continued to experience a significant deterioration in public equity valuations during the second quarter of 2002. As a result of the re-evaluation of our wireless license acquisition costs and goodwill, we concluded that the fair value of our wireless license acquisition costs, as determined upon implementation of SFAS No. 142, had not changed and deemed that there was no further impairment of these assets. In performing the impairment test on our goodwill, we concluded that the overall assumptions used in first quarter 2002 were still valid with the exception of the risk-based discount factor and enterprise valuations. With the revised assumptions at June 30, 2002, we determined that our goodwill was impaired and as a result, we recorded an impairment loss totaling $377.0 million.

     In addition, during fourth quarter 2002, we continued to have factors impacting our business for which a re-evaluation was necessary. We continue to be out of compliance with our total leverage ratio covenant of our senior credit facility, which gives our lenders the right to accelerate the repayment of the entire amount outstanding under our senior credit facility. Because of this non-compliance, we have had and will continue to have discussions with our lenders regarding our senior credit facility. Based on these discussions and other factors, including an increase in a risk-based discount factor, we determined that our goodwill continued to be impaired based on current enterprise valuations. Therefore, we recorded an additional impairment loss of $423.9 million at December 31, 2002, bringing our total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002.

     We believe it is necessary for an understanding of our significant accounting policies to read the above in conjunction with Note 2 of Item 8, “Significant Accounting Policies,” of this Form 10-K.

Results of Operations

     In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Operating revenue. For the year ended December 31, 2002, our total operating revenue increased $35.6 million, or 8.5%, to $452.8 million from $417.2 million for the comparable period in 2001. The following table sets forth the components of our operating revenue for the periods indicated:

	Year Ended December 31,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$302,144	66.7%	$266,507	63.9%
Roaming revenue	135,148	29.9%	132,251	31.7%
Equipment and other revenue	15,538	3.4%	18,485	4.4%

Total	$452,830	100.0%	$417,243	100.0%

     For the year ended December 31, 2002, our service revenue increased $35.6 million, or 13.4%, to $302.1 million from $266.5 million for the year ended December 31, 2001. The increase was primarily attributable to increased market penetration and subscriber usage. Our subscriber base increased 9.2% to 690,400 at December 31, 2002 from 632,100 at December 31, 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber remained constant at $39 for the years ended December 31, 2002 and 2001. This is a result of our service revenue being positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On December 31, 2002, 83.9% of our subscriber base was on digital rate plans compared to 72.6% at December 31, 2001. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

     For the year ended December 31, 2002, our roaming revenue increased $2.8 million, or 2.2%, to $135.1 million from $132.3 million for the year ended December 31, 2001. Roaming minutes have increased by 44.8% from 2001 to 2002, however, our roaming revenue per minute-of-use has decreased by 28.9%. As previously described, both the increase in roaming minutes, along with the decline in our roaming yield have resulted from roaming agreements we have entered into which encourage our roaming partners to send us additional traffic by offering them reduced roaming rates.

     For the year ended December 31, 2002, our equipment and other revenue decreased $3.0 million, or 15.9%, to $15.5 million from $18.5 million for the year ended December 31, 2001. This was primarily a result from a slow-down in the migration of existing subscribers from analog to digital service and a decrease in total gross subscriber additions during 2002 compared to 2001. We migrated 48,200 subscribers from analog to digital for the year ended December 31, 2002, compared to 69,900 for the year ended December 31, 2001. Gross subscriber additions were 198,400 for the year ended December 31, 2002 compared to 201,900 for the year ended December 31, 2001.

     Cost of Service. For the year ended December 31, 2002, our total cost of service increased $3.7 million, or 3.5%, to $110.4 million from $106.7 million for the comparable period in 2001. The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$52,775	47.8%	$43,313	40.6%
Roaming costs	57,637	52.2%	63,394	59.4%

Total cost of service	$110,412	100.0%	$106,707	100.0%

     For the year ended December 31, 2002, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased $9.5 million, or 21.8%, to $52.8 million from $43.3 million for the comparable period in 2001. This increase was primarily the result of an approximate $2.9 million increase in rent incurred from our cell site leases as a result of the continued build-out of our network, an approximate $3.2 million increase in cost of features resulting from the cost to provide handset insurance to our customers, and a $3.4 million increase in toll charges. Toll charges have increased as a result of offering more national and regional rate plans, which often have a certain amount of free long-distance minutes included in the fixed monthly access charge.

     For the year ended December 31, 2002, roaming costs decreased by $5.8 million, or 9.1%, to $57.6 million from $63.4 million for the same period in 2001. This decrease was the result of a 25.0% decline in rates charged by those providers resulting from new lower rate agreements, offset by a 25.0% increase in the minutes used by our customers on third-party wireless providers networks.

     Cost of equipment. For the year ended December 31, 2002, our cost of equipment decreased $3.0 million, or 8.0%, to $34.2 million during 2002 from $37.2 million in 2001, resulting from decreases in the volume of equipment sold due to the decrease in gross subscriber additions and the decrease in the migration of subscribers from analog to digital service.

     Marketing and selling costs. For the year ended December 31, 2002, our marketing and selling costs increased slightly by $1.1 million, or 2.1%, to $57.6 million from $56.5 million for the year ended December 31, 2001 due to a slight increase in selling costs primarily as a result of increased advertising related to the introduction of a new line of rate plans in the second quarter of 2002.

     General and administrative costs. For the year ended December 31, 2002, our general and administrative costs increased $9.4 million, or 15.3%, to $70.3 million from $60.9 million for the year ended December 31, 2001. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per subscriber remained constant at $9 for the years ended December 31, 2002 and 2001.

     Depreciation and amortization expense. For the year ended December 31, 2002, our depreciation and amortization expense decreased $115.9 million, or 63.5%, to $66.7 million from $182.6 million for 2001. The decrease is a result of the implementation of SFAS No. 142, “Goodwill and other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the year ended December 31, 2001, the aggregate amount of amortization expense attributable to our goodwill was $58.3 million and the aggregate amount of amortization expense attributable to our wireless license acquisition costs was $57.5 million.

     Interest expense. For the year ended December 31, 2002, our interest expense decreased $23.5 million, or 14.2%, to $142.0 million from $165.5 million for 2001. Of this decrease, $4.8 million resulted from the expiration of our interest rate swap agreement in June 2002. The remaining decrease primarily resulted from an overall decrease in our variable interest rates and the reduction of the outstanding balance on our credit facility.

     Impairment of Goodwill. For the year ended December 31, 2002, we recognized an impairment of our goodwill totaling $800.9 million. This impairment was a result of our re-evaluation of our carrying values of goodwill and indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

     Loss from discontinued operations. For the year ended December 31, 2002, we had a net loss from discontinued operations of $0.7 million, compared to $1.4 million for the year ended December 31, 2001. These losses from discontinued operations reflect our losses from Tennessee 4 RSA, which we sold to Verizon Wireless on February 8, 2002.

     Gain from sale of discontinued operations. For the year ended December 31, 2002, we had a gain from sale of discontinued operations of $13.5 million, net of tax. This gain reflects our sale of our Tennessee 4 RSA market, which we sold to Verizon Wireless on February 8, 2002.

     Cumulative effect of change in accounting principle. For the year ended December 31, 2002, we recognized an impairment on our wireless license acquisition costs of $281.6 million, net of tax benefit, as a result of implementing SFAS No. 142 “Goodwill and Other Intangible Assets”.

     Net loss. For the year ended December 31, 2002, our net loss was $1.1 billion. Our net loss increased $944.7 million, from $137.7 million for the year ended December 31, 2001. The increase in our net loss was attributable to our impairment of goodwill and the cumulative effect of change in accounting principle related to the implementation of SFAS No. 142, both described above.

     Dividends on preferred stock. For the year ended December 31, 2002, our dividends on preferred stock increased $2.6 million, or 117.9%, to $4.7 million from $2.1 million. They are the result of the purchase of 35,000 shares of preferred stock with a liquidation value of $1,000 per share, by one of our principal owners, Dobson Communications, on June 29, 2001.

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

		January 1, 2000	February 15,
		through	2000 through	Combined
	Year Ended	February 24,	December 31,	Year Ended
	December 31, 2001	2000	2000	December 31, 2000

	($ in thousands)
Operating revenue:
Service revenue	$266,507	$31,189	$181,275	$212,464
Roaming revenue	132,251	21,005	113,108	134,113
Equipment and other revenue	18,485	2,469	14,960	17,429

Total operating revenue	417,243	54,663	309,343	364,006
Operating expenses:
Cost of service (exclusive of items shown separately below)	106,707	10,165	61,062	71,227
Cost of equipment	37,182	3,510	26,769	30,279
Marketing and selling	56,462	5,347	36,580	41,927
General and administrative	60,944	8,301	38,769	47,070
Depreciation and amortization	182,637	16,720	147,257	163,977

Total operating expenses	443,932	44,043	310,437	354,480

Operating (loss) income	(26,689)	10,620	(1,094)	9,526
Interest expense	(165,457)	(16,051)	(133,270)	(149,321)
Other income (expense), net	3,723	(520)	537	17

Loss before income taxes	(188,423)	(5,951)	(133,827)	(139,778)
Income tax benefit (expense)	52,199	(154)	33,242	33,088

Loss from continuing operations	(136,224)	(6,105)	(100,585)	(106,690)
(Loss) income from discontinued operations	(1,439)	—	1,342	1,342

Net loss	(137,663)	(6,105)	(99,243)	(105,348)
Dividends on preferred stock	(2,139)	—	—	—

Net loss applicable to members	$(139,802)	$(6,105)	$(99,243)	$(105,348)

     Operating revenue. For the year ended December 31, 2001, our total operating revenue increased $53.2 million, or 14.6%, to $417.2 million from $364.0 million for the comparable period in 2000. The following table sets forth the components of our operating revenue for the periods indicated:

	Year Ended December 31,

	2001		2000

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$266,507	63.9%	$212,464	58.4%
Roaming revenue	132,251	31.7%	134,113	36.8%
Equipment and other revenue	18,485	4.4%	17,429	4.8%

Total	$417,243	100.0%	$364,006	100.0%

     For the year ended December 31, 2001, our service revenue increased $54.0 million, or 25.4%, to $266.5 million from $212.5 million for the year ended December 31, 2000. The increase was primarily attributable to increased penetration and usage in the existing company markets. Our subscriber base increased 19.0% to 632,100 at December 31, 2001 from 531,200 at December 31, 2000. Our average monthly service revenue per subscriber increased 2.7% to $39 for the year ended December 31, 2001 from $38 for the comparable period in 2000. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On December 31, 2001, 72.6% of our subscriber base was on digital rate plans compared to 44.6% at December 31, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plan.

     For the year ended December 31, 2001, our roaming revenue decreased $1.8 million, or 1.4%, to $132.3 million from $134.1 million for the year ended December 31, 2000. Roaming minutes have increased by 44.5% from 2000 to 2001, however, our roaming revenue per minute-of-use has decreased by 30.9%. As previously described, both the increase in roaming minutes, along with the decline in our roaming yield have resulted from roaming agreements we have entered into which encourage our roaming partners to send us additional traffic by offering them reduced roaming rates.

     For the year ended December 31, 2001, our equipment and other revenue increased $1.1 million, or 6.1%, to $18.5 million from $17.4 million for the year ended December 31, 2000. This increase was a result of increased equipment sales as a result of growth in subscriber additions, offset by increased phone discounts due to more competitive markets.

     Cost of Service. For the year ended December 31, 2001, our total cost of service increased $35.5 million, or 49.8%, to $106.7 million from $71.2 million for the comparable period in 2000. The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,

	2001		2000

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$43,313	40.6%	$26,484	37.2%
Roaming costs	63,394	59.4%	44,743	62.8%

Total cost of service	$106,707	100.0%	$71,227	100.0%

     For the year ended December 31, 2001, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased $16.8 million, or 63.5%, to $43.3 million from $26.5 million for the comparable period in 2000. This increase was primarily the result of increased network costs such as leased circuits, interconnection charges and wholesale toll charges due to increased usage by our subscribers, along with increases in rent incurred from our cell site leases as a result of the continued build-out of our network.

     For the year ended December 31, 2001, roaming costs increased by $18.7 million, or 41.7%, to $63.4 million from $44.7 million compared to the same period in 2000. This increase was the result of a 116.3% increase in the minutes used by our customers on third-party wireless providers networks, offset by a 36.4% decrease in rates charged by those providers resulting from new lower rate agreements.

     Cost of equipment. For the year ended December 31, 2001, our cost of equipment increased $6.9 million, or 22.8%, to $37.2 million during 2001 from $30.3 million in 2000, resulting from increases in the volume of equipment sold due to the growth in gross subscriber additions and the migration of subscribers from analog to digital service.

     Marketing and selling costs. For the year ended December 31, 2001, our marketing and selling costs increased $14.6 million, or 34.7%, to $56.5 million from $41.9 million for the year ended December 31, 2000 due to growth in gross subscriber additions. We had 201,900 gross subscriber additions during the year ended December 31, 2001 compared to 200,800 gross subscriber additions during the year ended December 31, 2000.

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

     Interest expense. For the year ended December 31, 2001, our interest expense increased $16.2 million, or 10.8%, to $165.5 million from $149.3 million. The increase primarily resulted from an overall increase in our outstanding debt and an increase in interest rates incurred as a result of our interest rate hedges on our credit facility.

     (Loss) income from discontinued operations. For the year ended December 31, 2001, we had a net loss from discontinued operations of $1.4 million, compared to net income of $1.3 million for the year ended December 31, 2000. This increase of $2.7 million in our loss from discontinued operations reflects our increased losses from the Tennessee 4 RSA market, which we sold to Verizon Wireless on February 8, 2002. This increase was primarily from increased interest expense allocated to Tennessee 4 RSA.

     Net loss. For the year ended December 31, 2001, our net loss was $137.7 million. Our net loss increased $32.4 million, or 30.7%, from $105.3 million for the year ended December 31, 2000. The increase in our net loss was primarily attributable to increased depreciation and amortization expense and interest expense.

     Dividends on preferred stock. For the year ended December 31, 2001, our dividends on preferred stock were $2.1 million. They are the result of the purchase of 35,000 shares of preferred stock with a liquidation value of $1,000 per share, by one of our principal owners, Dobson Communications, on June 29, 2001.

Liquidity and Capital Resources

     We have required, and will require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt, which may not be available to us in the future, the sale of debt securities and infusions of equity capital from one of our parents and its affiliates. Neither Dobson Communications nor AT&T Wireless is obligated to contribute equity capital or other financing to our subsidiaries or us.

Cash Flow Activities

     At December 31, 2002, we had a working capital deficit of $1.6 billion, a ratio of current assets to current liabilities of 0.06:1, and an unrestricted cash balance of $15.9 million, which compares to a working capital deficit of $10.5 million, a ratio of current assets to current liabilities of 0.9:1, and an unrestricted cash balance of $6.0 million at December 31, 2001. Our working capital deficit and ratio of current assets to current liabilities have both been negatively impacted as a result of our reclassification of our long-term debt to current.

     Our net cash provided by operating activities totaled $19.2 million for 2002, while our net cash used in operating activities was $9.9 million for 2001 and our net cash provided by operating activities was $19.5 million for the period from February 15, 2000 through December 31, 2000. Net cash provided by operating activities increased $29.1 million in 2002 compared to 2001, primarily due to decreases in our deferred income taxes, offset by changes in our current assets and liabilities. The decrease of $29.4 million from the period from February 15, 2000 through December 31, 2000, to 2001 was primarily due to an increase in our net loss.

     Our net cash provided by investing activities, totaled $145.3 million for the year ended December 31, 2002, while our net cash used in investing activities was $55.8 million for the year ended December 31, 2001 and $2.5 billion for the period from February 15, 2000 to December 31, 2000. During 2002, cash was provided from investing activities as a result of the proceeds received from the sale of Tennessee 4 RSA totaling $194.4 million and a decrease in capital expenditures. Capital expenditures were $48.8 million for the year ended December 31, 2002, $74.9 million for the year ended December 31, 2001, and $58.4 million for the period from February 15, 2000 to December 31, 2000.

     Net cash used in financing activities was $154.6 million for the year ended December 31, 2002, while our net cash provided by financing activities was $56.7 million for the year ended December 31, 2001 and $2.5 billion for the period from February 15, 2000 to December 31, 2000. Financing activities for the year ended December 31, 2002 consisted of repayments of long-term debt totaling $347.1 million, primarily funded from proceeds from the sale of Tennessee 4 RSA, which was offset by proceeds from long-term debt of $127.8 million and maturities of restricted investments of $66.5 million. Financing activity sources for the year ended December 31, 2001 consisted of proceeds from long-term debt of $233.0 million, proceeds from senior subordinated notes of $693.0 million, proceeds from issuance of preferred stock of $35.0 million, maturities of restricted investments of $39.0 million and a capital contribution of $16.4 million, which was offset by repayments of long-term debt totaling $797.4 million, purchase of restricted investments of $133.2 million and deferred financing costs of $19.9 million.

Capital Resources

     On February 25, 2000, we obtained a $1.75 billion bank credit facility that included a $300.0 million revolving credit facility and $1.45 billion of term loans. Our credit facility was amended on March 14, 2001, when we permanently repaid $200.0 million of the term loans. We used proceeds from the issuance of American’s $450.0 million senior subordinated notes due 2009, to reduce our credit facility to $1.55 billion. We further amended our credit facility on June 4, 2001, when we permanently repaid $201.3 million of the term loan with proceeds from American’s issuance of an additional $250.0 million senior subordinated notes due 2009, which reduced our credit facility to $1.34 billion. On September 27, 2001, our lenders and we agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). In addition to our financial covenants, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when we completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, we permanently prepaid $190.0 million of this credit facility. The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. As of December 31, 2002, we had outstanding borrowings under our credit facility of $894.3 million, with no additional amounts available for future borrowings.

     Our credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens and pay dividends. In addition, we are required to maintain certain financial ratios, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 5.75 to 1 at December 31, 2002 and decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 7.75 to 1 at December 31, 2002 and decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.35 to 1 at December 31, 2002 and decreasing over time to 1.20 to 1;

•	a ratio of operating cash flow to interest expense requirement of 1.80 to 1 at December 31, 2002 and increasing over time to 2.50 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1 at December 31, 2002 and continuing over time at 1.00 to 1.

     Through September 2002, interest on the revolving credit facility and the term loan facilities was variable and was based on a prime rate or a LIBOR formula. As a result of our non-compliance with a financial covenant contained in our credit facility, beginning in October 2002, all borrowings under our credit facility are only available based on prime rate. The weighted average interest rate for the year ended December 31, 2002 was 5.0% and interest rates have ranged in total between 4.4% and 10.0% since inception.

     Our credit facility includes a financial covenant which required that we not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter of 2002 to 7.75 to 1.00 in the fourth quarter of 2002. At June 30, 2002 and continuing through December 31, 2002, we failed to comply with this covenant. Our lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of American’s senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. We would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred. We anticipate that our cash flow from operations, along with cash on hand, will be sufficient to meet our capital requirements through October 2003, at which time we will be required to make additional cash interest payments on the senior subordinated notes. If the cash interest payments on the senior subordinated notes are not made, the senior subordinated noteholders could declare the principal and interest of the notes immediately due and payable. We continue to hold discussions with our bank lenders and with representatives of certain of our bondholders concerning a potential reorganization. We can provide no assurance that we would be successful in reorganizing or be able to meet our obligation under the accelerated repayment terms. Therefore, on June 30, 2002 and continuing through December 31, 2002, we classified all of our long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about our ability to continue as a going concern, as expressed in the independent auditors reports on our 2002 and 2001 financial statements. Also as a result of our non-compliance, beginning in October 2002, all borrowings under our credit facility are only available based on prime rate, which has increased our borrowing rate.

     During the year ended December 31, 2002, our total scheduled principal payments made were $35.6 million under this facility. During 2003, absent acceleration, we will be required to make scheduled principal payments totaling $56.8 million.

     On March 14, 2001, American sold $450.0 million principal amount of senior subordinated notes due 2009 at a discount of $3.3 million. These notes bear interest at an annual rate of 9.5%. The discount is being amortized into interest expense over the life of the notes. On June 4, 2001, American sold $250.0 million principal amount of senior subordinated notes due 2009 at a discount of $3.6 million that also bear interest at an annual rate of 9.5%. The discount is being amortized into interest expense over the life of the notes.

     On June 29, 2001, we received $35.0 million from Dobson Communications Corporation from its purchase of 35,000 shares of our 12.0% Series A preferred stock. Each share of Series A preferred stock is entitled to 12.0% cumulative annual dividends on the liquidation preference of $1,000 per share. Dividends will accrue but will not be paid until declared by our Board of Directors or when redeemed on June 29, 2011, which ever occurs first.

Capital Commitments

     We had capital expenditures of $48.8 million during 2002. We have budgeted approximately $60.0 million for capital expenditures in 2003. We plan on investing in our property and equipment from operating cash flows expected to be generated during 2003. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems, new regulatory requirements, whether we consummate additional acquisitions and whether we are successful in reorganizing.

     We are obligated under an agreement to purchase approximately $49.5 million of cell site and switching equipment from Nortel Network Corp. prior to July 15, 2005. Approximately $19.5 million of the commitment remained outstanding at December 31, 2002. If we fail to fully meet this commitment by July 15, 2005, we could be forced to pay a penalty of up to 20% of the unfulfilled commitment. We expect to substantially fulfill our purchase commitment under this agreement prior to its scheduled completion date. We have and will continue to finance our purchases under this commitment using cash flows from operations.

     At December 31, 2002, we had $15.9 million of unrestricted cash and $42.3 million in restricted cash, of which $34.1 million of the restricted cash was in escrow to pay interest on American’s senior subordinated notes. We anticipate that our cash flow from operations, along with this cash, will be sufficient to meet our short-term cash needs through October 2003, at which time we will require additional cash for interest payments on American's senior subordinated notes. If we are successful in reorganizing, we would expect to have sufficient resources to satisfy our expected capital expenditures, working capital and debt service obligations over the next year. However, we cannot provide any assurance that we will be successful in reorganizing or that any such needed financing will be available on acceptable terms or at all.

     The table below sets forth all of our contractual cash obligations, absent acceleration from our credit facility, as of December 31, 2002, which are obligations during the following years:

Contractual Cash Obligations	2003	2004-2005	2006-2007	2008 and after

	($ in thousands)
Long-term debt (absent acceleration)	$56,760	$170,248	$495,176	$866,325
Operating leases	12,752	20,093	10,785	8,756
Series A preferred stock	—	—	—	35,000
Purchase Obligations	—	19,500	—	—

Total contractual cash obligations	$69,512	$209,841	$505,961	$910,081

     In addition to the above cash obligations, unless otherwise declared by our Board of Directors, we will be required to pay cash dividends of $81.4 million on our Series A preferred stock on June 29, 2011. Beginning in October 2003, we will also be required to pay cash interest payments on our 9.5% senior subordinated notes due 2009. The interest payments on our senior notes will total $33.3 million during 2003, and $66.5 million annually through maturity in 2009.

Effect of New Accounting Standards

     In July 2001, the Financial Accounting Standards Board, or FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, and as discussed above, we reassessed the useful lives of our intangible assets. For the years ended December 31, 2001 and 2000, we recorded $58.3 million and $50.3 million of amortization expense related to our goodwill and $34.5 million and $28.7 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs. Without this amortization, our 2001 and 2000 operating results would have been:

	2001	2000

	($ in thousands)
Net loss	$44,858	$20,236
Net loss applicable to members	$46,997	$20,236

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial condition or operations. SFAS No. 143 is required to be implemented effective January 1, 2003.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board, or APB, Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, we entered into a definitive agreement to sell Tennessee 4 RSA. As a result of this sale, we elected to early adopt this standard during the fourth quarter 2001, effective January 1, 2001 to properly reflect the operations, assets and liabilities of Tennessee 4 RSA as discontinued operations in our consolidated financial statements. Tennessee 4 RSA was sold to Verizon Wireless on February 8, 2002 and proceeds were used to pay down long-term debt.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial condition or operations.

     The FASB’s Emerging Issues Task Force issued “EITF 00-21: Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. We do not expect that the adoption of EITF 00-21 will have a material impact on our financial condition or operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At December 31, 2002, we were not involved with any derivatives or other financial instruments, due to the fact that our previous interest rate swaps expired on June 4, 2002.

     At December 31, 2002, we had total debt outstanding of $1.6 billion, of which, $894.3 million bears interest at floating rates. These rates averaged 5.0% for the year ended December 31, 2002. One percentage point of an interest rate adjustment would change our cash interest payments on an annual basis by approximately $8.9 million.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ACC Acquisition LLC and Subsidiaries
Independent Auditor’s Report	31
Report of Independent Public Accountants	32
Consolidated balance sheets as of December 31, 2002 and 2001	33
Consolidated statements of operations for the years ended December 31, 2002 and 2001 and for the period from February 15, 2000 through December 31, 2000	34
Consolidated statements of Members’ (deficit) equity for the years ended December 31, 2002 and 2001 and for the period from February 15, 2000 through December 31, 2000	35
Consolidated statements of cash flows for the years ended December 31, 2002 and 2001 and for the period from February 15, 2000 through December 31, 2000	36
Notes to consolidated financial statements	37

INDEX TO SUPPLEMENTARY DATA

ACC Acquisition LLC and Subsidiaries
Selected quarterly financial data	49

Independent Auditors’ Report

To the Members of ACC Acquisition LLC:

We have audited the 2002 consolidated financial statements of ACC Acquisition LLC (a Delaware Limited Liability Corporation) and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 financial statement schedule as listed in Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statements schedule of ACC Acquisition LLC as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors’ report, dated March 22, 2002, on those consolidated financial statements and financial statement schedule was unqualified and included an explanatory paragraph that described an uncertainty that the Company would continue operating as a going concern, the change in its method for accounting for derivative instruments and hedging activities and the disposal of long lived assets, discussed in Note 5, 2 and 3, respectively, to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACC Acquisition LLC as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company was not in compliance with certain of its credit facility debt covenants as of December 31, 2002, resulting in the lenders having the right to accelerate the repayment of the entire amount outstanding under the credit facility, which acceleration would allow the holders of the senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. Additionally, the Company may not generate sufficient cash flow from operations to meet its expected capital expenditures and its October 2003 scheduled interest payments on its senior subordinated notes. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements as of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 related to the change in accounting for identifiable intangible assets with indefinite lives and for goodwill.

As discussed above, the financial statements of ACC Acquisition LLC as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by ACC Acquisition LLC as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized, to ACC Acquisition LLC’s underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss applicable to members. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of ACC Acquisition LLC other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

KPMG LLP

Oklahoma City, Oklahoma

March 6, 2003

NOTE:

1.	THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT.

2.	THE PREDECESSOR AUDITOR HAS NOT REISSUED THIS REPORT.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of ACC Acquisition LLC:

We have audited the accompanying consolidated balance sheets of ACC Acquisition LLC (a Delaware Limited Liability Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, members’ equity and cash flows for the year ended December 31, 2001 and for the period from February 15, 2000 through December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACC Acquisition LLC and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 for the period from February 15, 2000 through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

As explained in Notes 2 and 3 to the consolidated financial statements, respectively, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities and disposal of long-lived assets.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 22, 2002

ACC ACQUISITION LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,865,547	$5,962,148
Accounts receivable, net of allowance for doubtful accounts of $977,723 in 2002 and $1,548,098 in 2001	38,545,920	43,548,758
Restricted cash and investments (Note 2)	38,206,378	65,678,101
Inventory (Note 2)	4,327,769	8,013,595
Deferred tax assets	2,151,000	6,500,891
Prepaid expenses	1,427,796	1,482,705

Total current assets	100,524,410	131,186,198

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)	185,935,029	203,168,050

OTHER ASSETS:
Accounts receivable-affiliates	1,278,034	—
Restricted investments (Note 2)	4,122,232	32,184,495
Wireless license acquisition costs	569,168,796	1,039,523,681
Goodwill	285,107,091	1,077,123,680
Deferred financing costs, net of accumulated amortization of $14,629,268 in 2002 and $8,652,380 in 2001	41,007,037	45,166,918
Customer list, net of accumulated amortization of $27,437,873 in 2002 and $17,681,703 in 2001	20,562,127	30,318,297
Other non-current assets	539,264	504,391
Assets of discontinued operations	—	139,854,463

Total other assets	921,784,581	2,364,675,925

Total assets	$1,208,244,020	$2,699,030,173

LIABILITIES AND MEMBERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,865,934	$21,375,257
Accounts payable-affiliates	—	17,729,679
Accrued expenses	1,140,021	10,475,570
Accrued interest payable	14,499,071	31,308,522
Accrued dividends payable	6,799,945	2,138,711
Deferred revenue and customer deposits	11,014,222	11,745,161
Current portion of long-term debt	1,588,509,275	46,909,091

Total current liabilities	1,657,828,468	141,681,991

OTHER LIABILITIES:
Long-term debt, net of current portion	—	1,760,208,032
Deferred tax liabilities	43,690,897	186,382,124
Liabilities of discontinued operations	—	7,495,882
Other non-current liabilities	—	23,698,750
Commitments (Note 7)
Mandatorily redeemable Series A preferred stock (Note 8)	35,000,000	35,000,000
MEMBERS’ (DEFICIT) EQUITY:
Paid-in capital	797,827,565	797,827,565
Retained deficit	(1,326,102,910)	(239,044,921)
Accumulated other comprehensive loss, net of income tax benefit of $9,479,500 in 2001	—	(14,219,250)

Total members’ (deficit) equity	(528,275,345)	544,563,394

Total liabilities and members’ (deficit) equity	$1,208,244,020	$2,699,030,173

The accompanying notes are an integral part of these consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
	For the Year		February 15, 2000
	Ended	For the Year Ended	through
	December 31,	December 31,	December 31,
	2002	2001	2000

OPERATING REVENUE:
Service revenue	$302,144,063	$266,507,216	$181,274,795
Roaming revenue	135,147,615	132,250,992	113,108,060
Equipment and other revenue	15,537,979	18,484,430	14,960,111

Total operating revenue	452,829,657	417,242,638	309,342,966

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	110,412,273	106,706,736	61,062,239
Cost of equipment	34,205,796	37,182,246	26,768,354
Marketing and selling	57,623,167	56,462,163	36,580,294
General and administrative	70,290,928	60,944,109	38,768,894
Depreciation and amortization	66,745,545	182,636,954	147,256,833

Total operating expenses	339,277,709	443,932,208	310,436,614

OPERATING INCOME (LOSS)	113,551,948	(26,689,570)	(1,093,648)
OTHER INCOME (EXPENSE):
Interest expense	(142,003,848)	(165,456,826)	(133,270,017)
Impairment of goodwill (Note 6)	(800,893,860)	—	—
Other income, net	1,387,501	3,723,072	536,308

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(827,958,259)	(188,423,324)	(133,827,357)
Income tax benefit	14,383,305	52,199,794	33,241,703

LOSS FROM CONTINUING OPERATIONS	(813,574,954)	(136,223,530)	(100,585,654)
DISCONTINUED OPERATIONS: (Note 3)
(Loss) income from discontinued operations, net of income tax benefit (expense) of $435,838 in 2002, $(1,188,394) in 2001 and $(2,548,131) in 2000	(653,909)	(1,439,293)	1,342,266
Gain from sale of discontinued operations, net of income tax expense of $50,282,976 for the year ended December 31, 2002	13,472,110	—	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(800,756,753)	(137,662,823)	(99,243,388)
Cumulative effect of change in accounting principle, net of income tax benefit of $187,760,000 (Note 2)	(281,640,000)	—	—

NET LOSS	(1,082,396,753)	(137,662,823)	(99,243,388)
DIVIDENDS ON PREFERRED STOCK	(4,661,236)	(2,138,710)	—

NET LOSS APPLICABLE TO MEMBERS	$(1,087,057,989)	$(139,801,533)	$(99,243,388)

The accompanying notes are an integral part of these consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ (DEFICIT) EQUITY

		Members' (Deficit) Equity

				Accumulated
				Other	Total
	Comprehensive		Retained	Comprehensive	Members'
	Loss	Members' Equity	Deficit	Loss	(Deficit) Equity

FEBRUARY 15, 2000		$—	$—	$—	$—
Capital contribution		765,000,000	—	—	765,000,000
Net loss		—	(99,243,388)	—	(99,243,388)

DECEMBER 31, 2000		765,000,000	(99,243,388)	—	665,756,612
Net loss	$(137,662,823)	—	(137,662,823)	—	(137,662,823)
Other comprehensive loss -
SFAS No. 133 transition adjustment, net of tax	(9,510,365)	—	—	(9,510,365)	(9,510,365)
SFAS No. 133 transition adjustment reclassified into earnings, net of tax	9,510,365	—	—	9,510,365	9,510,365
Change in fair value of hedge transactions, net of tax	(14,219,250)	—	—	(14,219,250)	(14,219,250)

Total comprehensive loss	$(151,882,073)

Capital contribution		32,827,565	—	—	32,827,565
Preferred stock dividends		—	(2,138,710)	—	(2,138,710)

DECEMBER 31, 2001		797,827,565	(239,044,921)	(14,219,250)	544,563,394
Net loss	$(1,082,396,753)	—	(1,082,396,753)	—	(1,082,396,753)
Amounts related to hedge transactions reclassified into earnings, net of tax	12,595,376	—	—	12,595,376	12,595,376
Ineffective hedge transaction reclassified into earnings, net of tax	643,751	—	—	643,751	643,751
Change in fair value of hedge transactions, net of tax	980,123	—	—	980,123	980,123

Total comprehensive loss	$(1,068,177,503)

Preferred stock dividends		—	(4,661,236)	—	(4,661,236)

DECEMBER 31, 2002		$797,827,565	$(1,326,102,910)	$—	$(528,275,345)

The accompanying notes are an integral part of these consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			February 15, 2000
	For the Year Ended	For the Year Ended	through
	December 31, 2002	December 31, 2001	December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(813,574,954)	$(136,223,530)	$(100,585,654)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities-
Depreciation and amortization	66,745,545	182,636,954	147,256,833
Amortization of bond premium and financing costs	6,700,267	5,718,138	3,426,409
Deferred income taxes and investment tax credits, net	(15,766,622)	(58,021,420)	(27,900,333)
Cash used in operating activities of discontinued operations	(7,175,022)	—	—
Loss on ineffective hedge transaction	1,072,919	—	—
Impairment of goodwill	800,893,860	—	—
Loss (gain) on disposition of assets, net	18,463	481,208	(139,632)
Changes in current assets and liabilities-
Accounts receivable	5,002,838	2,660,505	(15,703,276)
Inventory	3,685,826	182,739	(4,310,319)
Prepaid expenses and other	1,662,299	(3,334,691)	(6,979,840)
Accounts payable	(3,145,151)	(11,036,387)	34,547,797
Accrued expenses	(26,145,000)	4,782,503	(13,688,395)
Deferred revenue and customer deposits	(730,939)	2,297,022	3,531,713

Net cash provided by (used in) operating activities	19,244,329	(9,856,959)	19,455,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,798,472)	(74,850,030)	(58,449,899)
Increase in receivable affiliate	(1,278,034)	—	—
Proceeds from sale of PCS licenses	—	5,000,000	—
Net proceeds from sale of discontinued operations	194,427,958	—	—
Change in receivable from discontinued operations	—	11,454,868	17,509,334
Acquisition of American Cellular Corporation	—	—	(2,440,000,000)
Cash acquired with American Cellular Corporation	—	—	25,351,102
Other investing activities	955,852	2,623,869	(23,788)

Net cash provided by (used in) investing activities	145,307,304	(55,771,293)	(2,455,613,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	127,800,000	233,000,000	1,789,000,000
Repayments of long-term debt	(347,131,227)	(797,395,544)	(111,000,000)
Proceeds from senior subordinated notes	—	693,020,500	—
Investment from Dobson Communications	—	35,000,000	—
Deferred financing costs	(1,817,007)	(19,920,432)	(1,154,410)
(Repayments to) advances from affiliate for capital expenditures	—	(9,193,025)	9,193,025
Capital contribution	—	16,413,782	765,000,000
Maturities of restricted investments	66,500,000	38,976,389	—
Purchase of restricted investments	—	(133,191,937)	—

Net cash (used in) provided by financing activities	(154,648,234)	56,709,733	2,451,038,615

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,903,399	(8,918,519)	14,880,667
CASH AND CASH EQUIVALENTS, beginning of year	5,962,148	14,880,667	—

CASH AND CASH EQUIVALENTS, end of year	$15,865,547	$5,962,148	$14,880,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for-
Interest, net of amounts capitalized	$153,476,700	$154,662,660	$124,274,707
Income taxes	$3,043,875	$1,171,633	$9,193
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution of PCS licenses and certain other assets	$—	$16,413,783	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

     The Company is a limited liability company equally owned by AT&T Wireless and Dobson Communications; it was originally formed on February 15, 2000, to acquire the operations of American Cellular Corporation and its subsidiaries (“American”). On February 25, 2000, the Company acquired American. The Company is a provider of rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin.

Capital Resources and Growth

     The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. At June 30, 2002 and continuing through December 31, 2002, the Company was unable to satisfy all of the covenants under the credit facility. The Company is unable to borrow under the credit facility to fund its ongoing operations, planned capital expenditures or other permissible uses.

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

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of all subsidiaries. For financial reporting purposes, the Company reports 100% of revenue and expenses for the markets for which it provides wireless services. Significant intercompany accounts and transactions have been eliminated.

Business Segment

     The Company operates in one business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Cash and Cash Equivalents

     Cash and cash equivalents of $15.9 million at December 31, 2002 and $6.0 million at December 31, 2001 consist of cash and short-term investments with original maturities of three months or less.

Restricted Cash and Investments

     Restricted cash and investments totaled $42.3 million at December 31, 2002 and $97.9 million at December 31, 2001, of which $34.1 million at December 31, 2002 and the entire $97.9 million at December 31, 2001 was for the interest pledge deposits held in escrow for the senior subordinated notes. The interest pledge deposits include the initial deposit of $85.2 million for the $450.0 million senior subordinated notes, net of interest earned and interest payments issued to bondholders and the additional deposit of $48.0 million for the $250.0 million senior subordinated notes, net of interest earned and interest payments issued to bondholders. In addition, restricted cash and investments totaling $8.2 million at December 31, 2002 consist of an escrow to cover any future contingencies related to the Company’s sale of Tennessee 4 RSA to Verizon Wireless during February 2002. If there are no claims against this transaction, the Company will receive $4.1 million of the escrow reserve during February 2003 and the remaining $4.1 million during February 2004.

Allowance for Doubtful Accounts

     Allowance for doubtful accounts of $1.0 million at December 31, 2002 and $1.5 million at December 31, 2001 are based on a percentage of aging receivables. The Company reviews it allowance for doubtful accounts monthly by evaluating balances for collectibility.

Inventory

     The Company values its inventory using the weighted average costing method of accounting.

Impairment of Long-Lived Assets

     Through December 31, 2001, the Company’s accounting policy for impairment of long-lived assets was to review the carrying value of its long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. The Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. To complete this evaluation, the Company first performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determines the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows. The Company then assesses the carrying amount of its goodwill for possible impairment. For goodwill, there is a two-step approach for assessing impairment. The first step requires an evaluation of the Company’s fair value to its carrying amount, including goodwill. The Company’s fair value is determined based on estimated future discounted cash flows. If it is determined that the Company’s estimated fair value exceeds its carrying amount, then its goodwill is deemed to be impaired. Then, the second step of the impairment test is used to measure the amount of impairment loss. During 2002, the Company has identified impairments relating to its goodwill and indefinite life intangible assets. See “Recently Issued Accounting Pronouncements” below for further details.

Wireless License Acquisition Costs

     Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. Prior to the implementation of SFAS No. 142 “Goodwill and Other Intangible assets”, wireless license acquisition costs were being amortized on a straight-line basis over twenty years. Amortization expense of $57.5 million was recorded in 2001 and $47.9 million was recorded for the period from February 15, 2000 through December 31, 2000. Upon implementation of SFAS No. 142, effective January 1, 2002, the Company no longer amortizes wireless license acquisition costs. Instead, the Company is testing for the impairment of indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets.

     The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. During 2002, the Company identified impairments relating to its wireless license acquisition costs, see “Recently Issued Accounting Pronouncements” below for further discussion.

Customer List

     Customer list consists of amounts paid to acquire wireless customer lists. Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $9.8 million was recorded in 2002, $9.6 million was recorded in 2001 and $8.1 million was recorded for the period from February 15, 2000 through December 31, 2000. Based on the remaining life of the Company’s customer list acquisition costs, the remaining balance of $20.6 million will be substantially amortized over the next two years at approximately $9.6 million per year.

Goodwill

     Prior to the implementation of SFAS No. 142 “Goodwill and Other Intangible assets,” goodwill was being amortized on a straight-line basis over twenty years. Amortization expense related to goodwill of $58.3 million was recorded in 2001 and $50.3 million was recorded for the period from February 15, 2000 through December 31, 2000. Upon implementation of SFAS No. 142, effective

January 1, 2002, the Company no longer amortizes goodwill. Instead, the Company is testing for the impairment of goodwill at least annually and will only adjust the carrying amount of goodwill upon an impairment of the goodwill.

     The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. During 2002, the Company identified impairments relating to its goodwill, see “Recently Issued Accounting Pronouncements” below for further discussion.

Deferred Financing Costs

     Deferred financing costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the nine-year term of the debt and recorded as interest expense. Interest expense related to the amortization of these costs of $6.0 million was recorded in 2002, $5.2 million was recorded in 2001 and $3.4 million was recorded for the period from February 15, 2000 through December 31, 2000. Based on the current life of the Company’s long-term debt, the estimated amortization of deferred financing costs would be approximately $6.2 million per year until the costs are fully amortized in 2009.

Derivative Instruments and Hedging Activities

     On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”. With this implementation, the Company began recording a liability and a transition adjustment, net of income tax benefit, to other comprehensive loss during 2001 in connection with these derivative contracts. All derivatives are recognized on the balance sheet at their fair value. All of the Company’s derivatives that qualify for hedge accounting treatment are “cash flow” hedges. The Company designates its cash flow hedge derivatives as such on the date the derivative contract is entered into. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transaction. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     The Company’s accumulated other comprehensive loss, net of income tax benefit, was $14.2 million as of December 31, 2001. As a result of the expiration of the Company’s interest rate swap agreement on June 4, 2002, there is no balance at December 31, 2002. During 2002 and 2001, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of the Company’s derivatives.

     By using derivative instruments to hedge exposures to changes in commodity prices and exchange rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments are usually placed with counterparties that the Company believes are minimal credit risks. It is the Company’s policy to only enter into derivative contracts with investment grade rated counterparties deemed by management to be competent and competitive market makers.

Revenue Recognition

     The Company records service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenue for services provided of $3.0 million as of December 31, 2002 and $2.9 million as of December 31, 2001, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment revenue is recognized when the equipment is delivered to the customer. The Company’s ability to sell wireless equipment is independent of the Company’s ability to offer wireless services to its customers; therefore, the Company considers equipment sales a separate earnings process and accounts for it accordingly. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

     As of December 31, 2000, the Company implemented SEC Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition.” The impact of implementing SAB 101 was not material to the Company’s revenue or results of operations.

Advertising Costs

     Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations.

Income Taxes

     The Company files a consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Disposal of Long-Lived Assets

     As of January 1, 2001, the Company implemented SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. The discontinued operations described in (Note 3) are reflected in the financial statements as “(Loss) Income from Discontinued Operations.” Periods prior to December 31, 2001, have been adjusted to reflect this change in accounting standard.

Use of Estimates

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuations of intangible assets; valuation allowances for receivables and inventories; assets and obligations related to employee benefits; and obligations related to acquired and sold properties. Actual results could differ from those estimates.

Significant Concentrations

     In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. The percent of Company’s roaming revenue earned from three wireless carriers was 88% during the year ended December 31, 2002, 78% during the year ended December 31, 2001 and 70% for the period from February 15, 2000 through December 31, 2000.

Reclassifications

     Certain reclassifications have been made to the previously presented 2001 and 2000 balances to conform them to the current presentation.

Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, the Company reassessed the useful lives of it intangible assets. A significant portion of its intangible assets is classified as “Wireless license acquisition costs,” which represents the Company’s costs associated with acquiring its FCC licenses. These licenses allow the Company to provide wireless services by giving the Company the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, the Company has determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, the Company’s wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, the Company ceased the amortization of both goodwill and wireless license acquisition costs and now tests for impairment of goodwill and wireless license acquisition costs at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the goodwill or wireless license acquisition costs. The Company also determines on an annual basis whether facts and circumstances continue to support an indefinite useful life.

     For the year ended December 31, 2001, the Company recorded $58.3 million of amortization expense related to its goodwill and $34.5 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. For the period from February 15, 2000 through December 31, 2000, the Company recorded $50.3 million of amortization expense related to its goodwill and $28.7 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization, the Company’s 2001 and 2000 operating results would have been:

	For the year ended December 31, 2001	For the period from February 15, 2000 through December 31, 2000

	($ in thousands)
Net loss	$44,858	$20,236
Net loss applicable to members	$46,997	$20,236

     Through December 31, 2001, the Company’s accounting policy for impairment of long-lived assets was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. The Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

     Upon implementation of SFAS No. 142 on January 1, 2002, the Company first performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determined the fair value of its wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge in the first quarter of 2002, net of income tax benefit, of $281.6 million to reflect the write-down of its wireless license acquisition costs to their fair value. The Company then assessed the carrying amount of its goodwill for possible impairment. For goodwill, there is a two-step approach for assessing impairment. The first step requires a comparison of the fair value of the Company to its carrying amount, including goodwill. The Company’s fair value was determined based on estimated future discounted cash flows. It was determined that the estimated fair value of the Company exceeded its carrying amount and thus, its goodwill was not deemed to be impaired. Since the Company’s goodwill was not deemed to be impaired as of January 1, 2002, the second step of the impairment test, which is used to measure the amount of impairment loss was not required to be completed upon implementation of SFAS No. 142. See Note 6 below.

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial condition or operations. SFAS No. 143 is required to be implemented effective January 1, 2003.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. During the fourth quarter 2001, the Company entered into a definitive agreement to sell Tennessee 4 RSA. With this sale, the Company decided to early adopt this standard during the fourth quarter 2001, effective January 1, 2001, to properly reflect the results of operations, assets and liabilities of Tennessee 4 RSA as discontinued operations. See Note 3 below.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or operations.

     The FASB’s Emerging Issues Task Force issued “EITF 00-21: Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial condition or operations.

3. DISCONTINUED OPERATIONS:

     On February 8, 2002, the Company completed the sale of Tennessee 4 RSA for a total purchase price of $202.0 million to Verizon Wireless. Proceeds from this transaction were primarily used to pay down bank debt. The Tennessee 4 RSA covered a total population of approximately 290,800 and had a subscriber base of approximately 24,900. As a result of this sale, the results of operations for Tennessee 4 RSA during the periods presented are included in the Company’s consolidated financial statements as discontinued operations.

     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced APB Opinion No. 30 for the disposal of segments of a business, the consolidated financial statements have been restated for all periods presented to reflect the Tennessee 4 RSA operations, assets and liabilities as discontinued operations. The assets and liabilities of such operations have been classified as “Assets of discontinued operations” and “Liabilities of discontinued operations,” on the December 31, 2001 consolidated balance sheets and consist of the following:

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

     The net (loss) income from discontinued operations was classified on the consolidated statement of operations as “(Loss) income from discontinued operations.” Summarized results of discontinued operations are as follows:

	2002	2001	2000

	For the Period from	For the	For the Period from
	January 1, 2002	Year Ended	February 15, 2000
	through	December 31,	through
	Disposition	2001	December 31, 2000

	($ in thousands)
Operating revenue	$2,319	$30,976	$27,494
(Loss) income before income taxes	(1,090)	(251)	3,890
Income tax benefit (expense)	436	(1,188)	(2,548)
(Loss) income from discontinued operations	(654)	(1,439)	1,342

     The long-term debt of the Company is at the consolidated level, and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations based on Tennessee 4 RSA’s pro rata population coverage, to properly reflect the interest that was incurred to finance the Tennessee 4 RSA operations. The interest expense allocated to these operations was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002), $9.6 million for the year ended December 31, 2001 and $7.7 million for the period from February 15, 2000 through December 31, 2000.

     The Company completed the sale of Tennessee 4 RSA on February 8, 2002, and recorded operating losses totaling $0.7 million incurred through February 8, 2002, and the related gain on the sale totaling $13.5 million, net of tax expense.

4. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $57.0 million was recorded for the year ended December 31, 2002, $57.3 million was recorded for the year ended December 31, 2001 and $41.0 million was recorded for the period from February 15, 2000 through December 31, 2000.

     Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2002 and 2001:

	Useful
	Life	2002	2001

	($ in thousands)
Wireless systems and equipment	3-10	$299,259	$265,077
Buildings and improvements	5-40	20,466	17,635
Vehicles, aircraft and other work equipment	3-10	1,624	1,479
Furniture and office equipment	5-10	16,122	13,747
Plant under construction		8,490	1,979
Land		1,046	1,046

Property, plant and equipment		347,007	300,963
Accumulated depreciation		(161,072)	(97,795)

Property, plant and equipment, net		$185,935	$203,168

5. LONG-TERM DEBT:

     The Company’s long-term debt as of December 31, 2002 and 2001, consisted of the following:

	2002	2001

	($ in thousands)
Credit facility	$894,273	$1,113,604
Senior Subordinated Notes, net of discount	694,236	693,513

Total debt	1,588,509	1,807,117
Less-current maturities	1,588,509	46,909

Total long-term debt	$—	$1,760,208

Credit Facility

     On February 25, 2000, the Company obtained a $1.75 billion credit facility to retire existing debt and complete the acquisition of American. This credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term loans. The Company used proceeds from the issuance of American’s $450.0 million senior subordinated notes due 2009, to reduce the credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of an additional $250.0 million senior subordinated notes due 2009, which reduced the credit facility to $1.34 billion. On September 27, 2001, the Company and its lenders agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). In addition to the Company’s financial covenants, the Company is required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when the Company completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, the Company permanently prepaid approximately $190.0 million of its credit facility. The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. As of December 31, 2002, the Company had outstanding borrowings under the credit facility of $894.3 million, with no additional amounts available for future borrowings.

     The Company’s credit facility imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, create liens and pay dividends. In addition, the Company is required to maintain certain financial ratios, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 5.75 to 1 at December 31, 2002 and decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 7.75 to 1 at December 31, 2002 and decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.35 to 1 at December 31, 2002 and decreasing over time to 1.20 to 1;

•	a ratio of operating cash flow to interest expense requirement of 1.80 to 1 at December 31, 2002 and increasing over time to 2.50 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1 at December 31, 2002 and continuing over time at 1.00 to 1.

     Through September 2002, interest on the revolving credit facility and the term loans was variable and was based on a prime rate or a LIBOR formula. As a result of the Company’s non-compliance with a financial covenant contained in the credit facility, beginning in October 2002, all borrowings under the credit facility are only available based on prime rate. The weighted average interest rate for the year ended December 31, 2002 was 5.0%, and interest rates have ranged in total between 4.4% and 10.0% since inception. This credit facility is collateralized by substantially all of the assets of the Company.

     The Company’s credit facility includes a financial covenant which required the Company to not exceed a total debt leverage ratio ranging from 9.25 to 1.00 in the first quarter of 2002 to 7.75 to 1.00 in the fourth quarter of 2002. At June 30, 2002 and continuing through December 31, 2002, the Company failed to comply with this covenant. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of the Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. The Company would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred and the Company continues to hold discussions with its bank lenders and with representatives of certain of the Company’s bondholders concerning a potential reorganization. There is no assurance that the Company would be successful in reorganizing or be able to meet its obligation under the accelerated repayment terms. Therefore, on June 30, 2002 and continuing through December 31, 2002, the Company has classified all of its long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about the Company’s ability to continue as a going concern, as expressed in the independent auditors report on the Company’s 2002 and 2001 financial statements. Also as a result of the Company’s non-compliance, beginning in October 2002, all borrowings under its credit facility are only available based on prime rate, which has increased the Company’s borrowing rate.

Senior Subordinated Notes

     On March 14, 2001, American completed the sale of $450.0 million senior subordinated notes due 2009. These notes were sold at a discount of $3.3 million. These notes bear interest at an annual rate of 9.5%. The discount is being amortized into interest expense over the life of the notes. On June 4, 2001, American completed the sale of $250.0 million of senior subordinated notes due 2009. These notes were sold at a discount of $3.6 million and also bear interest at an annual rate of 9.5%. The discount is being amortized into interest expense over the life of the notes.

     Restricted cash and investments totaling $34.1 million as of December 31, 2002, consist of the remaining balance of interest pledge deposits for the senior subordinated notes. The interest pledge deposits include the initial deposit of $85.2 million for the $450.0 million senior subordinated notes, net of interest earned and payments issued to bondholders and the additional deposit of $48.0 million for the $250.0 million senior subordinated notes, net of interest earned and payments issued to bondholders.

     The Company anticipates that its cash flow from operations, along with cash on hand, will be sufficient to meet its capital requirements through October 2003, at which time the Company will be required to make additional cash interest payments on American's senior subordinated notes. If the cash interest payments on the senior subordinated notes are not made, the senior subordinated noteholders could declare the principal and interest of the notes immediately due and payable.

Scheduled Future Payments

     Scheduled future payments of long-term debt, absent acceleration, for years subsequent to December 31, 2002, are as follows:

($ in thousands)
2003	$56,760
2004	75,669
2005	94,579
2006	172,635
2007	322,541
2008 and thereafter	866,325

$1,588,509

Interest Rate Hedges

     Through September 2002, the Company paid interest on its bank credit facility at a variable factor, based on LIBOR or prime rate. As a result of the Company’s non-compliance, beginning in October 2002, all borrowings under its credit facility are only available based on prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

     During 2000, the Company entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate on the facility was effectively fixed at a rate of 7.3%. This derivative contract expired in June 2001 and was replaced with another derivative contract that expired June 4, 2002, which set the interest rate on $1.03 billion of debt at a rate of 6.7%. As of December 31, 2002 the Company does not have any derivative contracts related to its credit facility.

     On January 1, 2001, the Company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”. With this implementation, the Company began recording a liability and a transition adjustment, net of income tax benefit, to other comprehensive loss during 2001 in connection with these derivative contracts. The Company’s accumulated other comprehensive loss, net of income tax benefit, was $14.2 million as of December 31, 2001. As a result of the expiration of the Company’s interest rate swap agreement on June 4, 2002, there is no balance at December 31, 2002.

     In accordance with SFAS No. 133, the Company periodically assesses the effectiveness of its hedge transactions. During February 2002, the Company used a portion of the proceeds from the sale of the Tennessee 4 RSA to pay down bank debt. As a result, the Company determined that one of its hedge transactions totaling $125.0 million was ineffective, thus, reducing the total derivative contracts to $900.0 million. The Company recorded a loss of $1.1 million representing the fair value of this transaction for the year ended December 31, 2002, which is reflected in other income in the accompanying statement of operations.

6. GOODWILL IMPAIRMENT:

     Based on factors and circumstances impacting the Company and the business climate in which it operates, as of June 30, 2002, the Company determined that it was necessary to de-evaluate the carrying value of its goodwill and indefinite life intangible assets in accordance with SFAS No. 142. The legal factors included the non-compliance with the Company’s total leverage ratio covenant in its senior credit facility, which gave the Company’s lenders the right to accelerate the repayment of the entire amount outstanding under the credit facility. In addition, the Company’s business climate was impacted due to the fact that the rural wireless industry had continued to experience a significant deterioration in public equity valuations during the second quarter of 2002. As a result of the re-evaluation of the Company’s wireless license acquisition costs and goodwill, the Company concluded that the fair value of its wireless license acquisition costs, as determined upon implementation of SFAS No. 142, had not changed and deemed that there was no further impairment of these assets. In performing the impairment test on its goodwill, the Company concluded that the overall assumptions used in first quarter 2002 were still valid with the exception of the risk-based discount factor and enterprise valuations. With the revised assumptions at June 30, 2002, the Company determined that its carrying value of its goodwill exceeded its fair value. In accordance with SFAS No. 142, the Company proceeded with determining the implied fair value of its goodwill and based on a comparison of the implied fair value of its goodwill to its carrying amount, the Company recorded an impairment loss totaling $377.0 million.

     In addition, during fourth quarter 2002, the Company continued to have factors impacting its business for which a re-evaluation was necessary. The Company continued to be in non-compliance with its total leverage ratio covenant on its senior credit facility, which gives its lender’s the right to accelerate the repayment of the entire amount outstanding under its senior credit facility. Because of this non-compliance, the Company has had and will continue to have discussion with its lenders regarding its senior credit facility. Based on these discussions and other factors, including an increase in a risk-based discount factor, the Company determined its goodwill was further impaired based on enterprise valuations as of the fourth quarter 2002. Therefore, the Company recorded an additional impairment loss of $423.9 million at December 31, 2002, bringing its total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002.

7. LEASES, COMMITMENTS AND CONTINGENCIES:

Leases

     The Company has numerous operating leases; these leases are primarily for their retail stores, cell site towers and their locations, and vehicles. Future minimum lease payments required under these operating leases having an initial or remaining noncancellable lease term in excess of one year at December 31, 2002, are as follows:

($ in thousands)
2003	$12,752
2004	11,012
2005	9,081
2006	6,794
2007	3,991
2008 and thereafter	8,756

     Lease expense under the above leases was $14.2 million for the year ended December 31, 2002, $11.0 million for the year ended December 31, 2001 and $6.8 million for the period from February 15, 2000 through December 31, 2000.

Commitments

     The Company is a party to an equipment supply agreement with Nortel Networks Inc., in which the Company agreed to purchase approximately $49.5 million of cell site and switching equipment between November 16, 2001 and July 15, 2005. Of the commitment, approximately $19.5 million remained at December 31, 2002. If the Company fails to fully meet this commitment by July 15, 2005, it could be forced to pay a penalty of up to 20% of the unfulfilled commitment. The Company expects to fulfill its purchase commitment under this agreement prior to its completion date.

Contingencies

     The Company is party to various other legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation, or liquidity.

8. MANDATORILY REDEEMABLE PREFERRED STOCK:

     On June 29, 2001, American received $35.0 million from one of its principal owners, Dobson Communications, from its purchase of 35,000 shares of the Company’s Series A preferred stock. The Company has 350,000 authorized shares of its Series A preferred stock, which has a par value of $0.01 per share and is mandatorily redeemable on June 29, 2011 for $1,000 per share, plus accrued and unpaid dividends. Each share of Series A preferred stock is entitled to 12% cumulative annual dividends on the liquidation preference of $1,000 per share. Dividends will accrue but will not be paid until declared by the Company’s Board of Directors or when redeemed on June 29, 2011, which ever occurs first. At December 31, 2002, the Company had $6.8 million in accrued dividends relating to its Series A preferred stock. Shareholders of the Series A preferred stock have no voting rights.

9. MEMBERS’ (DEFICIT) EQUITY:

     On January 18, 2001, the Company received a $32.8 million capital contribution of which 50% was from AT&T Wireless and 50% was from Dobson Communications. This contribution consisted of cash, PCS licenses relating to areas in northeast Oklahoma and southeast Kansas, and certain other assets.

10. EMPLOYEE BENEFIT PLANS:

     All employees are employed by one of the Company’s principal owners, Dobson Communications. Dobson Communications maintains a 401(k) plan (the “Plan”) in which substantially all employees of Dobson Communications are eligible to participate. The Plan requires Dobson Communications to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were $0.3 million for the year ended December 31, 2002, $0.6 million for the year ended December 31, 2001 and $0.3 million for the period from February 15, 2000, through December 31, 2000, and were recorded as general and administrative expenses in the accompanying statements of operations.

11. TAXES:

     Benefit for income taxes for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 through December 31, 2000 were as follows:

			February 15,
			2000
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2002	2001	2000

	($ in thousands)
Federal income taxes-
Deferred	$(12,226)	$(44,370)	$(28,256)
State income taxes (current and deferred)	(2,157)	(7,830)	(4,986)

Total income tax benefit	$(14,383)	$(52,200)	$(33,242)

     The benefits for income taxes for the years ended December 31, 2002 and 2001, and for the period from February 15, 2000 through December 31, 2000, differ from amounts computed at the statutory rate as follows:

			February 15,
			2000
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2002	2001	2000

	($ in thousands)
Income taxes at statutory rate (34%)	$(281,506)	$(64,064)	$(45,501)
State income taxes, net of Federal income tax effect	(49,677)	(11,305)	(8,030)
Goodwill impairment or amortization, for which no benefit is recognized	316,737	23,326	20,111
Other, net	63	(157)	178

	$(14,383)	$(52,200)	$(33,242)

     The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 2002 and 2001, were as follows:

	December 31,	December 31,
	2002	2001

	($ in thousands)
Current deferred income taxes:
Allowance for doubtful accounts receivable	$391	$682
Accrued liabilities	1,760	5,819

Net current deferred income tax asset	2,151	6,501

Noncurrent deferred income taxes:
Property, plant and equipment, net	(29,560)	(29,270)
Intangible assets	(141,673)	(320,473)
Interest rate hedges	—	9,479
Tax credits and carryforwards	127,542	153,882

Net noncurrent deferred income tax liability	(43,691)	(186,382)

Total net deferred income tax liability	$(41,540)	$(179,881)

     At December 31, 2002, the Company had NOL carryforwards of approximately $318.9 million, which may be utilized to reduce future Federal income taxes payable. These NOL carryforwards begin to expire in 2009.

     The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based on a review of taxable income, history and trends, forecasted taxable income and expiration of carryforwards, the Company has not provided a valuation allowance for the NOL carryforwards because management believes that it is more likely than not that all of the deferred tax assets of the Company will be realized prior to their expiration.

12. RELATED PARTY TRANSACTIONS:

     The Company had receivables totaling $1.3 million at December 31, 2002, due from related parties and payables totaling $17.7 million at December 31, 2001, due to related parties. The amounts represent expenditures and expense allocations made by Dobson Communications on behalf of the Company.

     Dobson Communications provides certain services to the Company in accordance with a management agreement. The services provided to the Company by Dobson Communications include executive management, all administrative functions such as accounting, human resources, legal, and information services, as well as, certain call center/customer service functions. Dobson Communications has integrated the operations of the Company with its own operations such that Dobson Communications and the Company share common management and administrative/back-office functions. Costs incurred from these services by Dobson Communications are shared-costs of the Company and Dobson Communications. These shared costs are allocated between the Company and Dobson Communications primarily based on each Company’s estimated subscribers and populations in their respective licensed areas. Shared costs allocated to the Company from Dobson Communications were $17.1 million for the year ended December 31, 2002, $10.6 million for the year ended December 31, 2001 and $4.1 million for the period from February 15, 2000 through December 31, 2000. In addition, the Company reimbursed Dobson Communications for other expenses incurred by them on the Company’s behalf, which represents actual compensation costs related to those Dobson Communications employees that perform job functions that are exclusively attributable to the Company’s operations, totaling $42.9 million for the year ended December 31, 2002, $40.4 million for the year ended December 31, 2001 and $27.8 million for the period from February 15, 2000 through December 31, 2000.

      The Company received $66.3 million during 2002, $55.5 million during 2001 and $46.6 million during 2000 in roaming fees from one of its principal owners, AT&T Wireless. In return, the Company paid AT&T Wireless $24.2 million during 2002, $20.0 million during 2001 and $8.5 million during 2000 for roaming fees.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

     Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	($ in thousands)
Restricted cash and investments	$42,329	$42,329	$97,863	$97,863
Credit facility	894,273	894,273	1,113,604	1,113,604
Senior Subordinated notes	694,236	131,905	693,513	676,175
Interest rate hedge liability	—	—	23,699	23,699

14. SUBSEQUENT EVENTS:

     Subsequent to December 31, 2002, the Company received $4.1 million of an escrow reserve that was held to cover any future contingencies related to the Company’s sale of Tennessee 4 RSA to Verizon Wireless during February 2002. These funds were used to pay down the American Cellular credit facility.

Supplementary Data

Selected Quarterly Financial Data (unaudited)

		Quarter Ended

		March 31,	June 30,	September 30,	December 31,

		($ in thousands)
Operating revenue	2002	$99,883	$115,810	$124,202	$112,935
	2001	$90,290	$106,107	$116,550	$104,297
Operating income	2002	$18,824	$30,301	$36,379	$28,047
	2001	$(15,310)	$(3,945)	$2,339	$(9,774)
Net (loss) income	2002	$(282,153)	$(381,616)	$4,280	$(422,908)
	2001	$(38,691)	$(32,831)	$(30,275)	$(35,866)
Net (loss) income applicable to members	2002	$(283,267)	$(382,764)	$3,098	$(424,125)
	2001	$(38,691)	$(32,831)	$(31,150)	$(37,129)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

     During 2002, the Company changed its independent accounting firm. Information regarding the Company’s engagement of KPMG LLP is set forth in a Form 8-K filed on June 27, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our directors and executive officers are set forth below. The ages and position titles of the persons set forth below are as of December 31, 2002.

Name	Age	Position

Everett R. Dobson	43	President and Director
Mark D. Bradner	46	Vice President and Director
Tamara A. Bramel	44	Vice President and Director
Bruce R. Knooihuizen	46	Treasurer, Vice President and Director
Timothy J. Duffy	43	Vice President
Douglas B. Stephens	43	Vice President
Ronald L. Ripley	56	Secretary
Richard D. Sewell, Jr.	45	Assistant Treasurer

     Everett R. Dobson has served as our President and Director, and a member of our management committee since February 2000. Since April 1996, Mr. Dobson has served as Chairman of the Board, Chief Executive Officer and a director of Dobson Communications. From 1990 to 1996, he was a director, President and Chief Operating Officer of Dobson Communications. Mr. Dobson served on the board of the Cellular Telecommunications & Internet Association in 1993 and 1994. He holds a B.A. in Economics from Southwestern Oklahoma State University and currently sits on its Foundation Board and chairs its Investment Committee.

     Mark D. Bradner has served as our Vice President and Director since May 2002. Mr. Bradner first became associated with AT&T Wireless in 1994. Since 2000, Mr. Bradner has served as Vice President of Corporate Development. Between 1991 and 1993, Mr. Bradner was Senior Vice President, General Counsel and Corporate Secretary for Pacific First Bank. From 1980 to 1991, Mr. Bradner was with the law firm Stoel Rives Boley Jones & Grey. He holds a A.B. in Economics from Stanford, and received his Juris Doctor from George Washington University.

     Tamara A. Bramel has served as our Vice President and Director since April 2001. Ms. Bramel first became associated with AT&T Wireless in 1985. Since 1999, Ms. Bramel has served as Vice President and General Manager of operations of AT&T Wireless in the southern United States. In this capacity, Ms. Bramel oversees operations of AT&T Wireless’ properties in Florida, Georgia, Kansas, Louisiana, Missouri, North Carolina, Oklahoma and Texas. Between 1985 and 1999, Ms. Bramel served AT&T Wireless in several capacities, including Controller, Director of Finance and Operations, Director of Consumer Sales and General Manager for Oklahoma, Arkansas and Missouri. She holds a B.B.A. in Accounting from the University of Oklahoma and is a Certified Public Accountant.

     Bruce R. Knooihuizen has served as our Treasurer and Director, and as a member of our management committee since February 2000. He has served as Vice President and Chief Financial Officer of Dobson Communications since July 1996. From 1994 to 1996, Mr. Knooihuizen was Chief Financial Officer and Secretary for The Westlink Co. in San Diego, a wireless provider that was formerly an operating unit of US West. Previously, he was Treasurer and Controller of Ameritech Cellular from 1990 to 1994; Director, Accounting Operations of Ameritech Applied Technologies from 1988 to 1990; and Controller of Ameritech Properties in 1988, all located in Chicago. From 1980 to 1988, he held various financial and accounting positions with The Ohio Bell Telephone Company. Mr. Knooihuizen received a B.S. in Finance from Miami University in Oxford, Ohio and an M.B.A. in finance from the University of Cincinnati.

     Timothy J. Duffy has served as our Vice President since October 2000. He has served as Chief Technical Officer and Senior Vice President of Network Operations and Engineering for Dobson Cellular Systems since December 1998. In this capacity, he manages Dobson’s wireless network facilities as well as engineering, design and build out of new cellular networks. Prior to joining us, Mr. Duffy worked for Sygnet Communications from 1985 to 1998 in engineering and related management positions. In 1983, he was employed as Director of Engineering for the Constrander Corporation where he was responsible for seven AM and FM radio broadcast facilities in Ohio and Pennsylvania. From 1976 to 1982, he served as Chief Engineer of radio station WGRP in Greenville, Pennsylvania. Mr. Duffy holds a U.S. patent concerning the integration of wireless phone location information to make call management decisions. He is a member of the Institute of Electrical and Electronics Engineers and holds a degree in Electrical Engineering from Pennsylvania State University.

     Douglas B. Stephens has served as our Vice President since January 2002, and as a Vice President and Interim Chief Operating Officer of Dobson Communications since December 2001. Mr. Stephens was a Regional Vice President for Dobson Communications Central Region from April 1997 until December 2001. In this capacity, Mr. Stephens’ responsibilities included all sales and operations for the wireless properties throughout Texas, Oklahoma, Kansas and Missouri. Mr. Stephens has 19 years wireless experience. From March 1990 until March 1997, he was employed by United States Cellular, serving as National Accounts Manager and then as General Manager, responsible for its Indiana, Kentucky and Ohio cluster. Prior to that, Mr. Stephens was Director of Sales and Marketing for Cellular Communications Inc. out of Cleveland, Ohio. Mr. Stephens received a Bachelor of Science in business management from the University of Nebraska at Lincoln.

     Ronald L. Ripley has served as our Secretary since February 2000. Mr. Ripley is Vice President and Senior Corporate Counsel of Dobson Communications, having served in that capacity since joining Dobson Communications in November 1997. From 1972 until November 1997, he was in the private practice of law in Oklahoma City, Oklahoma, the last eleven years of which he was a shareholder in the firm of Linn and Neville. He received a B.B.A. (with honors) in business and a Juris Doctor degree in law, both from the University of Oklahoma.

     Richard D. Sewell, Jr. has served as our Assistant Treasurer since February 2000. Mr. Sewell is Treasurer of Dobson Communications. He was employed by Dal-Tile International Inc., a ceramic tile manufacturer and distributor, as Vice President-Finance from 1997 to 1998, as Vice President-Treasurer from 1995 to 1997 and as Vice President-Financial Reporting from 1990 to 1995. From 1979 to 1989, Mr. Sewell was employed by a predecessor entity to Ernst & Young, a public accounting firm, concluding as a principal in their Entrepreneurial Service Group. Mr. Sewell received a B.S. in Accounting from the University of Missouri-Kansas City.

Item 11. Executive Compensation

     All compensation of our executive officers is paid by Dobson Communications. Directors receive no cash compensation for service on the Board of Directors or Committees of the Board. We reimburse directors for out-of-pocket expenses incurred in attending board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     We are equally and beneficially owned by AT&T Wireless and Dobson Communications.

Item 13. Certain Relationships and Related Transactions

Issuance of Preferred Stock

     On June 29, 2001, American received $35.0 million from one of our principal owners, Dobson Communications, for the purchase of 35,000 shares of their Series A preferred stock. Each share of Series A preferred stock is entitled to cumulative annual dividends on the liquidation preference of $1,000 per share. Dividends will accrue but will not be paid until declared by our Board of Directors or when redeemed on June 29, 2011, which ever occurs first.

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

Change of Control

     Our limited liability company agreement contains change of control provisions. The principal stockholder of Dobson Communications, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates have entered into credit agreements with Bank of America, N.A. These credit agreements had aggregate principal amounts outstanding of approximately $307.8 million as of December 31, 2002, including fees and interest. To secure their obligations under these credit agreements DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications.

     On March 31, 2003, Bank of America and DCCLP reached an agreement in principle for the amendment and restructuring of the DCCLP loan. Under the terms of the agreement in principle, Bank of America would permanently release its lien on a sufficient number of shares of Dobson Communications’ common stock, so that DCCLP would retain a controlling interest in Dobson Communications and no change of control could occur under credit agreements, indentures, preferred stock and other instruments to which Dobson Communications and its subsidiaries are parties in the event of a subsequent default by DCCLP under the restructured loan. The agreement in principle is not binding to either party, and is subject to the completion of a definitive legal agreement. In order to allow time for the completion of a definitive legal agreement, Bank of America has agreed to extend the maturity date of the DCCLP loan to April 21, 2003. We can provide no assurance that DCCLP and Bank of America will consummate the transactions provided for in the agreement in principle.

     If an event of default occurs under the loan agreements and the lender elects to foreclose on the collateral, Dobson Communications could experience a change of control under our operating agreement. If Dobson Communications were to experience a change of control and either:

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

     The management agreement may be terminated:

•	by either party in the event of the bankruptcy, insolvency, dissolution, winding up or liquidation of the other party;

•	by us (acting through its management committee excluding any representatives of Dobson Communications) upon a material breach by Dobson Cellular, upon a failure by us to satisfy certain quality or financial performance standards established by Dobson Communications and AT&T Wireless, and in the event of certain changes of control of Dobson Communications or transfers by Dobson Communications of its interests in us; and

•	by Dobson Cellular upon a material breach by us.

     Additionally, the management agreement terminates upon the consummation of a purchase and sale transaction pursuant to the buy/sell procedure.

     Upon termination of the management agreement for any reason, AT&T Wireless will designate a replacement manager, which may be an affiliate of AT&T Wireless.

     We reimbursed Dobson Communications $17.1 million during 2002, $10.6 million during 2001 and $4.1 million during 2000, for allocated shared costs. In addition, we reimbursed Dobson Communications for other expenses incurred by them on our behalf, primarily related to compensation-related expenses, totaling $42.9 million for 2002, $40.4 million for 2001 and $27.8 million for 2000.

Operating Agreements

     We have entered into twenty year operating agreements dated February 25, 2000, with each of AT&T Wireless and Dobson Cellular Systems, a subsidiary of Dobson Communications.

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

     We received $66.3 million during 2002, $55.5 million during 2001 and $46.6 million during 2000, in roaming fees from AT&T Wireless and paid AT&T Wireless $24.2 million during 2002, $20.0 million during 2001 and $8.5 million during 2000 in roaming fees. We received $0.7 million during 2002, $0.6 million during 2001 and $1.4 million during 2000, in roaming fees from Dobson Communications and paid Dobson Communications $1.3 million during 2002, $1.5 million during 2001 and $1.3 million during 2000, in roaming fees.

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

     Pursuant to our limited liability company agreement, AT&T Wireless has the right, with respect to all or any portion of our markets, to terminate its 5-year limited non-competition agreement and terminate its roaming preferences described above upon a merger, consolidation, asset acquisition or disposition or other business combination of AT&T Corp. or its affiliates with a business that:

•	has annual telecommunication revenue in excess of $5.0 billion;

•	derives less than one-third of its aggregate revenue from wireless services; and

•	owns FCC licenses to offer, and does offer, mobile wireless services serving more than 25% of the population in our markets.

     Upon such acceleration or termination, the voting interests held by AT&T Wireless will cease to exist, and we will have the right to terminate the operating agreement with respect to the same portion of our markets.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following financial statements of ACC Acquisition LLC and Subsidiaries are included in Item 8:

ACC Acquisition LLC and Subsidiaries
Independent Auditors’ Report
Report of Independent Public Accountants
Consolidated balance sheets as of December 31, 2002 and 2001
Consolidated statements of operations for the years ended December 31, 2002 and 2001 and for the period from February 15, 2000 to December 31, 2000
Consolidated statements of members’ (deficit) equity for the years ended December 31, 2002 and 2001 and for the period from February 15, 2000 to December 31, 2000
Consolidated statements of cash flows for the years ended December 31, 2002 and 2001 and for the period from February 15, 2000 to December 31, 2000
Notes to consolidated financial statements

(a)(2)	Financial Statement Schedules: Report of Independent Public Accountants. Schedule II—Valuation Allowance Accounts

     All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

NOTE:

     1.     THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT.

     2.     THE PREDECESSOR AUDITOR HAS NOT REISSUED THIS REPORT.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
ACC Acquisition LLC:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ACC Acquisition LLC and subsidiaries included in this Form 10-K and have issued our report thereon dated March 22, 2002. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the Company’s ability to continue as a going concern as discussed in Note 6 to the consolidated financial statements. In addition, our report includes an additional explanatory paragraph with respect to the change in the method of accounting for derivative instruments and hedging activities and the disposal of long-lived assets as discussed in Notes 2 and 3 to the consolidated financial statements, respectively. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 22, 2002

Item 15(a)2

      SCHEDULE II

ACC ACQUISITION LLC AND SUBSIDIARIES
SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS
YEARS ENDED DECEMBER 31, 2002 AND 2001 AND THE PERIOD FROM
FEBRUARY 15, 2000 THROUGH DECEMBER 31, 2000

	Balance at	Charged to
	beginning of	costs and		Balance at
	year	expenses	Deductions	end of year

	($ in thousands)
Allowance for Doubtful Accounts Receivable:
2002	$1,548	$7,272	$7,842	$978
2001	1,658	9,190	9,300	1,548
2000	—	3,847	2,189	1,658

     Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

(3) Exhibits

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)[3.1.1]
3.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)[3.1.2]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
4.1	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]
4.2	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.3	Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]
4.4	Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]
4.5	Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4)[4.6]
4.6	First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4.1]
4.7	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]
4.8	Third Amendment to Credit Agreement dated September 27, 2001	(5)[10.4.3]
4.8.1	Limited Waiver to Credit Agreement dated April 10, 2002	(6)[10.4.4]
10.1	Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]
10.2	Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]
10.3	Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]
10.3.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition, LLC (and its affiliates) dated May 8, 2002	(7)[10.3.1]
10.4	Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1)[10.4]
10.5*	License Agreement dated October 8, 2001, by and between H. O. Systems, Inc. and American Cellular Corporation	(5)[10.5]
10.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)[10.6]
10.6.1*	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(8)[10.6.1]
10.7	Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]
10.8	Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]
10.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1)[10.9.1]
10.11	Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]

10.12	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]
10.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)[10.13]
10.14	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002.	(9)[10.14]
21	Subsidiaries	(10)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 17, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed herewith.

     (b)  Reports on Form 8-K

          The registrant filed a Current Report on Form 8-K on December 12, 2002, which reported the Registrant entered into an agreement with Convergys Information Management Group Inc. (“Convergys”) pursuant to which Convergys would provide integrated billing and customer care services (the “Master Services Agreement”), under “Item 5. Other Events”.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2003.

ACC ACQUISITION LLC

By /s/ EVERETT R. DOBSON

Everett R. Dobson
President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in capacities on March 31, 2003.

Signatures	Title

/s/ EVERETT R. DOBSON Everett R. Dobson /s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	President and Director (Principal Executive Officer) Treasurer, Vice President and Director (Principal Financial Officer)

/s/ MARK D. BRADNER Mark D. Bradner	Vice President and Director

/s/ TAMARA A. BRAMEL Tamara A. Bramel	Vice President and Director

/s/ TRENTON W. LEFORCE Trenton W. LeForce	Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS FOR FORM 10-K

I, Everett R. Dobson, President and Director, certify that:

     1.     I have reviewed this annual report on Form 10-K of ACC Acquisition LLC (the “registrant”);

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      ACC ACQUISITION LLC

March 31, 2003	By: /s/ EVERETT R. DOBSON

Everett R. Dobson
President and Director

CERTIFICATIONS FOR FORM 10-K

I, Bruce R. Knooihuizen, Treasurer and Director, certify that:

     1.     I have reviewed this annual report on Form 10-K of ACC Acquisition LLC (the “registrant”);

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c.     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      ACC ACQUISITION LLC

March 31, 2003	By: /s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Treasure, Vice President and Director

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)[3.1.1]
3.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)[3.1.2]
3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]
4.1	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]
4.2	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.3	Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]
4.4	Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]
4.5	Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4)[4.6]
4.6	First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4.1]
4.7	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]
4.8	Third Amendment to Credit Agreement dated September 27, 2001	(5)[10.4.3]
4.8.1	Limited Waiver to Credit Agreement dated April 10, 2002	(6)[10.4.4]
10.1	Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]
10.2	Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]
10.3	Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]
10.3.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition, LLC (and its affiliates) dated May 8, 2002	(7)[10.3.1]
10.4	Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1)[10.4]
10.5*	License Agreement dated October 8, 2001, by and between H. O. Systems, Inc. and American Cellular Corporation	(5)[10.5]
10.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)[10.6]
10.6.1*	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(8)[10.6.1]
10.7	Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]
10.8	Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]
10.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1)[10.9.1]
10.11	Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]

10.12	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]
10.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)[10.13]
10.14	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002.	(9)[10.14]
21	Subsidiaries	(10)

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 17, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed herewith.