Form 10-Q
period 2003-03-31
ACC ACQUISITION LLC
filed 2003-05-15
CIK 1137719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

ACC ACQUISITION LLC

INDEX TO FORM 10-Q

Item
Number		Page

	PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	4
	Condensed Consolidated Statement of Members’ Deficit for the Three Months Ended March 31, 2003	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	6
	Notes to Condensed Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
3	Quantitative and Qualitative Disclosure about Market Risk	19
4	Controls and Procedures	19
	PART II. OTHER INFORMATION
1	Legal Proceedings	20
2	Changes in Securities and Use of Proceeds	20
3	Defaults Upon Senior Securities	20
4	Submission of Matters to a Vote of Security Holders	20
5	Other Information	20
6	Exhibits and Reports on Form 8-K	20

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,548,425	$15,865,547
Accounts receivable, net	35,009,677	38,545,920
Restricted cash and investments	38,518,414	38,206,378
Inventory	2,997,563	4,327,769
Prepaid expenses and other	3,691,461	3,578,796

Total current assets	94,765,540	100,524,410

PROPERTY, PLANT AND EQUIPMENT	184,770,546	185,935,029

OTHER ASSETS:
Receivables — affiliates	874,796	1,278,034
Restricted investments	—	4,122,232
Wireless license acquisition costs	569,168,796	569,168,796
Goodwill, net	285,107,091	285,107,091
Deferred financing costs and other, net	39,435,305	41,007,037
Customer list, net	18,128,626	20,562,127
Other non-current assets	563,498	539,264

Total other assets	913,278,112	921,784,581

Total assets	$1,192,814,198	$1,208,244,020

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$22,909,557	$35,865,934
Accrued expenses	948,132	1,140,021
Accrued interest payable	31,037,048	14,499,071
Accrued dividends payable	8,053,943	6,799,945
Deferred revenue and customer deposits	10,937,061	11,014,222
Current portion of long-term debt	1,573,956,198	1,588,509,275

Total current liabilities	1,647,841,939	1,657,828,468

OTHER LIABILITIES:
Deferred tax liabilities	41,907,710	43,690,897
Commitments (Note 4)
Series A preferred stock	35,000,000	35,000,000
MEMBERS’ DEFICIT:
Members’ equity	797,827,565	797,827,565
Retained deficit	(1,329,763,016)	(1,326,102,910)

Total members’ deficit	(531,935,451)	(528,275,345)

Total liabilities and members’ deficit	$1,192,814,198	$1,208,244,020

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
OPERATING REVENUE:
Service revenue	$75,175,890	$70,186,614
Roaming revenue	27,679,746	26,593,463
Equipment and other revenue	3,634,082	3,102,707

Total operating revenue	106,489,718	99,882,784

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	23,569,557	27,374,418
Cost of equipment	8,908,568	7,445,819
Marketing and selling	12,390,818	13,574,378
General and administrative	17,693,980	16,681,680
Depreciation and amortization	17,003,573	15,982,039

Total operating expenses	79,566,496	81,058,334

OPERATING INCOME	26,923,222	18,824,450
OTHER INCOME (EXPENSE):
Interest expense	(31,254,148)	(40,540,745)
Other income (expense), net	320,867	(502,389)

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(4,010,059)	(22,218,684)
Income tax benefit	1,603,951	8,887,474

LOSS FROM CONTINUING OPERATIONS	(2,406,108)	(13,331,210)
DISCONTINUED OPERATIONS: (Note 2)
Loss from discontinued operations, net of income tax benefit of $435,838	—	(653,909)
Gain from sale of discontinued operations, net of income tax expense of $50,282,976	—	13,472,110

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,406,108)	(513,009)
Cumulative effect of change in accounting principle, net of income tax benefit of $187,760,000 (Note 6)	—	(281,640,000)

NET LOSS	(2,406,108)	(282,153,009)
DIVIDENDS ON PREFERRED STOCK	(1,253,998)	(1,114,161)

NET LOSS APPLICABLE TO MEMBERS	$(3,660,106)	$(283,267,170)

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

			Total
	Members’	Retained	Members’
	Equity	Deficit	Deficit

	(Unaudited)
DECEMBER 31, 2002	$797,827,565	$(1,326,102,910)	$(528,275,345)
Net loss	—	(2,406,108)	(2,406,108)
Preferred stock dividends	—	(1,253,998)	(1,253,998)

MARCH 31, 2003	$797,827,565	$(1,329,763,016)	$(531,935,451)

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended

	March 31,	March 31,
	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,406,108)	$(13,331,210)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities —
Depreciation and amortization	17,003,573	15,982,039
Amortization of bond premium and financing costs	1,571,806	1,351,193
Deferred income taxes	(1,783,187)	(3,498,914)
Cash used in operating activities of discontinued operations	—	(7,175,022)
Loss on ineffective hedge transaction	—	1,072,919
Changes in current assets and liabilities —
Accounts receivable	3,536,243	7,042,227
Inventory	1,330,206	168,724
Prepaid expenses and other	(427,754)	(1,190,188)
Accounts payable	(12,956,377)	15,807,124
Accrued expenses	16,346,088	12,752,975
Deferred revenue and customer deposits	(77,161)	(513,433)

Net cash provided by operating activities	22,137,329	28,468,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,182,227)	(13,214,939)
Decrease in receivable-affiliates	175,785	—
Net proceeds from sale of discontinued operations	—	194,452,561
Refund of funds held in escrow for contingencies on sold assets	4,126,876	—
Other investing activities	(21,807)	950,967

Net cash (used in) provided by investing activities	(8,901,373)	182,188,589

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	87,000,000
Repayments of long-term debt	(14,721,071)	(299,297,699)
Other financing activities	167,993	(288,879)

Net cash used in financing activities	(14,553,078)	(212,586,578)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,317,122)	(1,929,555)
CASH AND CASH EQUIVALENTS, beginning of period	15,865,547	5,962,148

CASH AND CASH EQUIVALENTS, end of period	$14,548,425	$4,032,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$12,976,462	$28,079,845
Income taxes	$2,350,735	$1,161,862
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from affiliates	$227,453	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACC ACQUISITION LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The condensed consolidated balance sheets of ACC Acquisition LLC, and subsidiaries (the “Company”) as of March 31, 2003, the condensed consolidated statement of operations for the three months ended March 31, 2003 and 2002, the condensed consolidated statement of member’s deficit for the three months ended March 31, 2003 and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

     The condensed consolidated balance sheet data at December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2002 consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2002.

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

     The Company operates in one business segment pursuant to Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

2. Discontinued Operations

     On February 8, 2002, the Company completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million. Proceeds from this transaction were primarily used to pay down bank debt. Tennessee 4 RSA covered a total population of approximately 290,800 and had a subscriber base of approximately 24,900. As a result of this sale, the results of operations for Tennessee 4 RSA during the periods presented are included in the Company’s consolidated financial statements as discontinued operations.

     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced APB Opinion No. 30 for the disposal of segments of a business, the condensed consolidated financial statements have been reclassified for all periods presented to reflect the Tennessee 4 RSA operations, assets and liabilities as discontinued operations.

     The net loss from discontinued operations was classified on the condensed consolidated statement of operations as “Loss from discontinued operations.” Summarized results of discontinued operations are as follows:

For the Period From
January 1, 2002
Through February 8,
2002

($ in thousands)
Operating revenue	$2,319
Loss before income taxes	(1,090)
Income tax benefit	436
Loss from discontinued operations	(654)

     The long-term debt of the Company is at the consolidated level, and is not reflected by each individual market. Thus, the Company has allocated a portion of interest expense to the discontinued operations based on Tennessee 4 RSA’s pro rata population coverage, to properly reflect the interest that was incurred to finance the Tennessee 4 RSA operations. The interest expense allocated to these operations was $1.0 million for the period from January 1, 2002 through disposition (February 8, 2002).

     The Company completed the sale of Tennessee 4 RSA on February 8, 2002, and recorded operating losses totaling $0.7 million incurred through February 8, 2002, and the related gain on the sale totaling $13.5 million, net of tax expense.

3. Long-Term Debt

     The Company’s long-term debt consists of the following:

	March 31, 2003	December 31, 2002

	($ in thousands)
Credit facility	$879,552	$894,273
Senior Subordinated Notes, net of discount	694,404	694,236

Total debt	1,573,956	1,588,509
Less — Current maturities	1,573,956	1,588,509

Total long-term debt	$—	$—

Credit Facility

     On February 25, 2000, the Company obtained a $1.75 billion credit facility to retire existing debt and complete the acquisition of American. This credit facility included a $300.0 million revolving credit facility and $1.45 billion of term loan facilities. On March 2, 2001, the Company and its lenders agreed to an amendment to the credit facility. This amendment became effective on March 14, 2001, when the Company permanently repaid $200.0 million of the term loans. The Company used proceeds from the issuance of its $450.0 million senior subordinated notes due 2009, to reduce the credit facility to $1.55 billion. On May 31, 2001, the Company and its lenders agreed to a second amendment to the credit facility. This amendment became effective on June 4, 2001, when the Company permanently repaid $201.3 million of the term notes under the credit facility with proceeds from the issuance of an additional $250.0 million senior subordinated notes due 2009, which reduced the credit facility to $1.34 billion. On September 27, 2001, the Company and its lenders agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). In addition to the Company’s financial covenants, the Company is required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when the Company completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, the Company permanently prepaid approximately $190.0 million of its credit facility. The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. As of March 31, 2003, the Company had outstanding borrowings under the credit facility of $879.6 million, with no additional amounts available for future borrowings.

     The Company’s credit facility imposes a number of restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, create liens and pay dividends. In addition, the Company is required to maintain certain financial ratios, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 5.75 to 1 at March 31, 2003, decreasing over time to 2.50 to 1;

•	a ratio of total indebtedness to operating cash flow of 7.50 to 1 at March 31, 2003, decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.20 to 1 at March 31, 2003, and thereafter;

•	a ratio of operating cash flow to interest expense requirement of 1.80 to 1 at March 31, 2003, increasing over time to 2.50 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1.

     Through September 2002, interest on the revolving credit facility and the term loans was variable and was based on a prime rate or a LIBOR formula. As a result of the Company’s non-compliance with a financial covenant contained in the credit facility, beginning in October 2002, all borrowings under the credit facility are only available based on prime rate. The weighted average interest rate for the three months ended March 31, 2003 was 5.8%, and interest rates have ranged in total between 4.4% and 10.0% since inception. This credit facility is collateralized by substantially all of the assets of the Company.

     The Company’s credit facility includes a financial covenant requiring the Company to not exceed a total debt leverage ratio of 7.50 to 1.00 in the first quarter of 2003. At June 30, 2002 and continuing through March 31, 2003, the Company has failed to comply with this covenant. The lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of the Senior Subordinated Notes to declare the principal and interest of the Senior Subordinated Notes immediately due and payable. The Company would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred and the Company continues to hold discussions with its bank lenders and with representatives of certain of the Company’s bondholders concerning a potential reorganization. There is no assurance that the Company would be successful in reorganizing or be able to meet its obligation under the accelerated repayment terms. Therefore, on June 30, 2002 and continuing through March 31, 2003, the Company has classified all of its long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about the Company’s ability to continue as a going concern, as expressed in the independent auditors report on the Company’s 2002 and 2001 financial statements. Also as a result of the Company’s non-compliance, beginning in October 2002, all borrowings under its credit facility are only available based on prime rate, which has increased the Company’s borrowing rate.

Senior Subordinated Notes

     On March 14, 2001, American completed the sale of $450.0 million senior subordinated notes due 2009. These notes were sold at a discount of $3.3 million. These notes bear interest at an annual rate of 9.5%. The discount will be amortized over the life of the notes. On June 4, 2001, the Company completed the sale of $250.0 million of senior subordinated notes due 2009. These notes were sold at a discount of $3.6 million and also bear interest at an annual rate of 9.5%. The discount will be amortized over the life of the notes.

     Restricted cash and investments includes $34.4 million as of March 31, 2003, represent the remaining balance of interest pledge deposits for the senior subordinated notes. The interest pledge deposits include the initial deposit of $85.2 million for the $450.0 million senior subordinated notes, net of interest earned and payments issued to bondholders, and the additional deposit of $48.0 million for the $250.0 million senior subordinated notes, net of interest earned and payments issued to bondholders.

Interest Rate Hedges

     The Company pays interest on its bank credit facility based on a variable factor, such as LIBOR or prime rate. The Company will from time-to-time enter into derivative contracts to reduce exposure against rising interest rates.

     During 2001, the Company entered into a $1.03 billion derivative contract on its credit facility, in order to hedge its interest rate exposure, whereby the interest rate on the facility was effectively fixed at a rate of 6.7%. This derivative contract expired in June 2002.

     In accordance with SFAS No. 133, the Company periodically assessed the effectiveness of its hedge transactions. During February 2002, the Company used a portion of the proceeds from the sale of the Tennessee 4 RSA to pay down bank debt. As a result, the Company determined that one of its hedge transactions, totaling $125.0 million was ineffective, thus, reducing the total derivative contracts to $900.0 million. The Company recorded a loss of approximately $1.1 million representing the fair value of this transaction as of March 31, 2002, which is reflected in other (expense) income in the accompanying statement of operations.

4. Commitments

     Effective November 16, 2001, the Company entered into an equipment supply agreement with Nortel Networks Inc., in which the Company agreed to purchase approximately $49.5 million of cell site and switching equipment between November 16, 2001 and July 15, 2005. Of the commitment, approximately $13.4 million remained outstanding at March 31, 2003.

5. Contingencies

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

Overview

     We provide rural and suburban wireless telephone services in portions of Illinois, Kansas, Kentucky, Michigan, Minnesota, New York, Ohio, Oklahoma, Pennsylvania, West Virginia and Wisconsin. At March 31, 2003, our wireless systems covered a population of 5.0 million and we had approximately 692,100 subscribers. We are equally owned by AT&T Wireless and Dobson Communications.

     Beginning on June 30, 2002 and continuing through March 31, 2003, we have failed to comply with a financial covenant on our senior credit facility, which requires that we not exceed a certain total debt leverage ratio. Our lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of our senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. We would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred. We anticipate that our cash flow from operations, along with cash on hand, will be sufficient to meet our capital requirements through October 2003, at which time we will be required to make additional cash interest payments on our senior subordinated notes. If the cash interest payments on our senior subordinated notes are not made, the senior subordinated noteholders could declare the principal and interest of the notes immediately due and payable. We continue to hold discussions with our bank lenders and with representatives of certain of our bondholders concerning a potential reorganization. We can provide no assurance that we would be successful in reorganizing or be able to meet our obligation under the accelerated repayment terms. Therefore, at March 31, 2003, all of our long-term debt is classified as current. Unless such non-compliance is resolved, there continues to be substantial doubt about our ability to continue as a going concern, as expressed in the independent auditors report on our 2002 and 2001 consolidated financial statements.

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

Subscribers

     Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At March 31, 2003, post-paid subscribers accounted for the largest portion of our subscriber base, at 95.0%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services; however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. At March 31, 2003, the reseller base accounted for 4.0% of our total subscriber base. Our pre-paid subscribers, which at March 31, 2003 accounted for 1.0% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

     Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

     Our operating revenue consists of service revenue, roaming revenue, and equipment and other revenue.

     We derive service revenue primarily by providing wireless services to our subscribers. The wireless industry has experienced declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The per minute yield on our service revenue (service revenue divided by subscriber minutes-of-use) was $0.17 for the three months ended

March 31, 2003 and $0.19 for the three months ended March 31, 2002. These declines have generally been offset by significant increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 14.2% for the three months ended March 31, 2003 compared to 2002. We believe that the industry trend toward increasing minutes-of-use per subscriber will continue to offset declining revenue per minute-of-use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

     We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue accounted for 26.0% of our operating revenue for the three months ended March 31, 2003 and 26.6% of our operating revenue for the three months ended March 31, 2002. Roaming revenue typically yields slightly higher average per minute rates and higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operations, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining and are becoming more comparable to yields from our subscribers due to increased market pressures and competition among wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.23 for the three months ended March 31, 2003 and $0.30 for the three months ended March 31, 2002. We believe that the trend of increasing roaming minutes will continue to at least partially offset declining roaming yields. Roaming minutes increased 37.9% for the three months ended March 31, 2003 compared to 2002. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

     Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well. This decline in expense per minute has helped offset the increased costs from growth in minutes-of-use per subscriber.

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

     In addition, during fourth quarter 2002, we continued to have factors impacting our business for which a re-evaluation was necessary. We continue to not be in-compliance with our total leverage ratio covenant of our senior credit facility, which has given our lenders the right to accelerate the repayment of the entire amount outstanding under our senior credit facility. To date, no such acceleration has occurred and we continue to hold discussions with our bank lenders and with representatives of certain of our bondholders concerning a potential reorganization. Based on these discussions and other factors, including an increase in a risk-based discount factor, we determined that our goodwill continued to be impaired based on current enterprise valuations. Therefore, we recorded an additional impairment loss of $423.9 million at December 31, 2002, bringing our total impairment loss on goodwill to $800.9 million for the year ended December 31, 2002.

Results of Operations

     In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Operating revenue. For the three months ended March 31, 2003, our total operating revenue increased $6.6 million, or 6.6%, to $106.5 million from $99.9 million for the comparable period in 2002. The following table sets forth the components of our operating revenue for the periods indicated:

	Three Months Ended March 31,

	2003		2002

	Amount	Percentage	Amount	Percentage

		($ in thousands)
Service revenue	$75,176	70.6%	$70,187	70.3%
Roaming revenue	27,680	26.0%	26,593	26.6%
Equipment and other revenue	3,634	3.4%	3,103	3.1%

Total	$106,490	100.0%	$99,883	100.0%

     For the three months ended March 31, 2003, our service revenue increased $5.0 million, or 7.1%, to $75.2 million from $70.2 million for the three months ended March 31, 2002. The increase was primarily attributable to increased penetration and usage. Our subscriber base increased 7.8% to 692,100 at March 31, 2003 from 642,200 at March 31, 2002. Our average monthly service revenue per subscriber remained constant at $38 for the three months ended March 31, 2003 and 2002.

     For the three months ended March 31, 2003, our roaming revenue increased $1.1 million, or 4.1%, to $27.7 million from $26.6 million for the three months ended March 31, 2002. This increase was primarily attributable to a 37.9% increase in roaming minutes in our markets due to expanded coverage areas and increased usage offset by a 23.3% decline in our roaming revenue per minute-of-use.

     For the three months ended March 31, 2003, our equipment and other revenue increased $0.5 million, or 17.1%, to $3.6 million from $3.1 million for the three months ended March 31, 2002. This increase primarily resulted from an increased amount of wireless equipment upgrades during the three months ended March 31, 2003 compared to the same period in 2002.

     Cost of Service. For the three months ended March 31, 2003, our total cost of service decreased $3.8 million, or 13.9%, to $23.6 million from $27.4 million for the comparable period in 2002. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended March 31,

	2003		2002

	Amount	Percentage	Amount	Percentage

		($ in thousands)
Network costs	$12,873	54.6%	$11,569	42.3%
Roaming costs	10,697	45.4%	15,805	57.7%

Total cost of service	$23,570	100.0%	$27,374	100.0%

     For the three months ended March 31, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased $1.3 million, or 11.3%, to $12.9 million from $11.6 million for the comparable period in 2002. This increase was primarily the result of a $0.6 million increase in toll charges, an approximate $0.2 million increase in rent incurred from our cell site leases as a result of the continued build-out of our network, and an approximate $0.5 million increase in other networking costs associated with offering services to our customers. Toll charges have increased as a result of offering more national and regional rate plans, which often have a certain amount of free long-distance minutes included in the fixed monthly access charge.

     For the three months ended March 31, 2003, roaming costs decreased by $5.1 million, or 32.3%, to $10.7 million from $15.8 million for the same period in 2002. This decrease was the result of a 32.0% decline in rates charged by those providers resulting from new lower rate agreements.

     Cost of equipment. For the three months ended March 31, 2003, our cost of equipment increased $1.5 million, or 19.6%, to $8.9 million during 2003 from $7.4 million in 2002. This increase resulted from an increase in the equipment upgrades during the three months ended March 31, 2003 compared to the same period in 2002.

     Marketing and selling costs. For the three months ended March 31, 2003, our marketing and selling costs decreased $1.2 million, or 8.7%, to $12.4 million from $13.6 million for the three months ended March 31, 2002 due to efficiencies gained from centralized marketing functions with one of our principal owners, Dobson Communications, and a decrease in gross subscriber additions. Gross subscriber additions were 38,500 for the three months ended March 31, 2003 compared to 46,800 for the three months ended March 31, 2002.

     General and administrative costs. For the three months ended March 31, 2003, our general and administrative costs increased $1.0 million, or 6.1%, to $17.7 million from $16.7 million for the three months ended March 31, 2002. This increase is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per subscriber remained constant at $9 for the three-month periods ended March 31, 2003 and 2002.

     Depreciation and amortization expense. For the three months ended March 31, 2003, our depreciation and amortization expense increased $1.0 million, or 6.4%, to $17.0 million from $16.0 million for 2002. The increase was the result of additional depreciation on fixed assets acquired in 2002 and the first three months of 2003.

     Interest expense. For the three months ended March 31, 2003, our interest expense decreased $9.2 million, or 22.9%, to $31.3 million from $40.5 million for the three months ended March 31, 2002. This decrease resulted from the reduction of the outstanding balance on our credit facility.

     Loss from discontinued operations. For the three months ended March 31, 2002, we had a net loss from discontinued operations of $0.7 million. This loss from discontinued operations reflects our 2002 operating losses from Tennessee 4 RSA, which we sold to Verizon Wireless on February 8, 2002.

     Gain from sale of discontinued operations. For the three months ended March 31, 2002, we had a gain from sale of discontinued operations of $13.5 million, net of tax. This gain reflects our sale of our Tennessee 4 RSA market, which we sold to Verizon Wireless on February 8, 2002.

     Cumulative effect of change in accounting principle. For the three months ended March 31, 2002, we recognized an impairment on our wireless license acquisition costs of approximately $281.6 million, net of tax benefit, as a result of implementing SFAS No. 142 “Goodwill and Other Intangible Assets”.

     Net loss. For the three months ended March 31, 2003, our net loss was $2.4 million. Our net loss decreased $279.8 million, or 99.1%, from $282.2 million for the three months ended March 31, 2002. The decrease in our net loss was primarily attributable to our cumulative effect of change in accounting principle related to the implementation of SFAS No. 142 in 2002, as described above.

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

     At March 31, 2003, we had $14.5 million of unrestricted cash and $38.5 million in restricted cash, of which $34.4 million of the restricted cash was in escrow to pay interest on our senior subordinated notes. We anticipate that our cash flow from operations, along with this cash, will be sufficient to meet our short-term cash needs through October 2003, at which time we will be required to make additional cash interest payments on our senior subordinated notes. If we are successful in reorganizing, we would expect to have sufficient resources to satisfy our expected capital expenditures, working capital and debt service obligations over the next year. However, we cannot provide any assurance that we will be successful in reorganizing or that any such needed financing would be available on acceptable terms or at all.

Net Cash Flow

     At March 31, 2003, we had a working capital deficit of $1.6 billion, a ratio of current assets to current liabilities of 0.06:1 and an unrestricted cash balance of $14.5 million, which compares to a working capital deficit of $1.6 billion, a ratio of current assets to current liabilities of 0.06:1, and an unrestricted cash balance of $15.9 million at December 31, 2002.

     Our net cash provided by operating activities totaled $22.1 million for the three months ended March 31, 2003 and $28.5 million for the three months ended March 31, 2002. The decrease is primarily due to changes in our current assets and liabilities, offset by a decrease in our loss from continuing operations.

     Our net cash used in investing activities totaled $8.9 million for the three months ended March 31, 2003 compared to net cash provided by investing activities of $182.2 million for the three months ended March 31, 2002. This decrease is related primarily to the net proceeds from the sale of Tennessee 4 RSA to Verizon Wireless for a total of approximately $202.6 million, less approximately $8.1 million reserved in escrow received in 2002. Capital expenditures were $13.2 million for both the three months ended March 31, 2003 and 2002.

     Net cash used in financing activities was $14.6 million for the three months ended March 31, 2003 compared to $212.6 million for the three months ended March 31, 2002. This decrease is primarily due to repayments of long-term debt totaling $299.3 million during 2002.

Capital Resources

     On February 25, 2000, we obtained a $1.75 billion bank credit facility that included a $300.0 million revolving credit facility and $1.45 billion of term loans. Our credit facility was amended on March 14, 2001, when we permanently repaid $200.0 million of the term loans. We used proceeds from the issuance of our $450.0 million senior subordinated notes due 2009 to reduce our credit facility to $1.55 billion. We further amended our credit facility on June 4, 2001, when we permanently repaid $201.3 million of the term loan with proceeds from our issuance of an additional $250.0 million senior subordinated notes due 2009, which reduced our credit facility to $1.34 billion. On September 27, 2001, our lenders and we agreed to a third amendment of the credit facility, which modified certain financial covenants (as described below). In addition to our financial covenants, we are required to make prepayments of proceeds received from significant asset sales, new borrowings and a portion of excess cash flow. Therefore, when we completed the sale of Tennessee 4 RSA to Verizon Wireless for a total purchase price of $202.0 million during February 2002, we permanently prepaid $190.0 million of this credit facility. The maximum availability of the credit facility is limited by restrictions, such as certain financial ratios. As of March 31, 2003, we had outstanding borrowings under our credit facility of $879.6 million, with no additional amounts available for future borrowings.

     Our credit facility imposes a number of restrictive covenants that, among other things, limit our ability to incur additional indebtedness, create liens and pay dividends. In addition, we are required to maintain certain financial ratios, including, but not limited to:

•	a ratio of senior indebtedness to operating cash flow of 5.75 to 1 at March 31, 2003, decreasing over time to 5.00 to 1;

•	a ratio of total indebtedness to operating cash flow of 7.50 to 1 at March 31, 2003, decreasing over time to 4.00 to 1;

•	a ratio of operating cash flow to debt service requirements of 1.20 to 1 at March 31, 2003 and thereafter;

•	a ratio of operating cash flow to interest expense requirement of 1.80 to 1 at March 31, 2003, increasing over time to 2.50 to 1; and

•	a ratio of operating cash flow minus capital expenditures to the sum of debt service requirements and cash distributions of 1.00 to 1.

     Through September 2002, interest on the revolving credit facility and the term loan facilities was variable and was based on a prime rate or a LIBOR formula. As a result of our non-compliance with a financial covenant contained in the credit facility, beginning in October 2002, all borrowings under our credit facility are only available based on prime rate. The weighted average interest rate for the three months ended March 31, 2003 was 5.8% and interest rates have ranged in total between 4.4% and 10.0% since inception.

     Our credit facility includes a financial covenant requiring that we not exceed a total debt leverage ratio of 7.50 to 1.00 in the first quarter of 2003. At June 30, 2002 and continuing through March 31, 2003, we have failed to comply with this covenant. Our lenders presently have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. Acceleration under the credit facility would allow the holders of our senior subordinated notes to declare the principal and interest of the senior subordinated notes immediately due and payable. We would then be required to either refinance the debt or repay the amounts due. To date, no such acceleration has occurred and we continue to hold discussions with our bank lenders and with representatives of certain of our bondholders concerning a potential reorganization. We can provide no assurance that we would be successful in reorganizing or be able to meet our obligation under the accelerated repayment terms. Therefore, on June 30, 2002 and continuing through March 31, 2003, we classified all of our long-term debt as current. Unless such non-compliance is resolved, there continues to be substantial doubt about our ability to continue as a going concern, as expressed in the independent auditors reports on our 2002 and 2001 financial statements. Also as a result of our non-compliance, beginning in October 2002, all borrowings under our credit facility are only available based on prime rate, which has increased our borrowing rate.

     During the three months ended March 31, 2003, our total scheduled principal payments were $9.5 million under this facility. During the remainder of 2003, absent acceleration, we will be required to make scheduled principal payments totaling $45.9 million.

     On March 14, 2001, we sold $450.0 million principal amount of senior subordinated notes due 2009 at a discount of $3.3 million. These notes bear interest at an annual rate of 9.5%. The discount will be amortized over the life of the notes. On June 4, 2001, we sold $250.0 million principal amount of senior subordinated notes due 2009 at a discount of $3.6 million that also bear interest at an annual rate of 9.5%. The discount will be amortized over the life of the notes.

     On June 29, 2001, we received $35.0 million from Dobson Communications Corporation from its purchase of 35,000 shares of our subsidiary’s 12.0% Series A preferred stock.

Capital Commitments

     We had capital expenditures of $13.2 million for the three month ended March 31, 2003. We have budgeted approximately $60.0 million for capital expenditures in 2003. We plan on investing in our property and equipment from operating cash flows expected to be generated during 2003. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems, new regulatory requirements, whether we consummate additional acquisitions and whether we are successful in reorganizing.

     We are obligated under an agreement to purchase approximately $49.5 million of cell site and switching equipment from Nortel Network Corp. prior to July 15, 2005. Approximately $13.4 million of the commitment remained outstanding at March 31, 2003. If we fail to fully meet this commitment by July 15, 2005, we could be forced to pay a penalty of up to 20% of the unfulfilled commitment. We expect to substantially fulfill our purchase commitment under this agreement prior to its scheduled completion date. We have and will continue to finance our purchases under this commitment using cash flows from operations.

Effect of New Accounting Standards

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop the amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, we are treating our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we ceased the amortization of wireless license acquisition costs. Instead, we will test our indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. As a result of our implementation of SFAS No. 142 on January 1, 2002, we recorded a charge, net of income tax benefit, of approximately $281.6 million to reflect the write down of our wireless license acquisition costs to their fair value.

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We adopted this standard on January 1, 2003, with no material effect on our financial condition or operations.

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

     On April 2, 2003, the FASB announced that it expects to issue a proposed statement, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity”, in the second quarter of 2003. As proposed, this statement would require that mandatorily redeemable preferred stock be classified as a liability and any related accretion of discount and accrual of dividends would be charged to our statement of operations. Currently, the charges related to the mandatorily redeemable preferred stock are not reflected in net income (loss), but are reflected in determining net income (loss) applicable to members.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. At March 31, 2003, we were not involved with any derivatives or other financial instruments, due to the fact that our previous interest rate swaps expired on June 4, 2002.

     At March 31, 2003, we had debt outstanding of $1.6 billion, of which $879.6 million bears interest at floating rates. These rates averaged 5.8% for the three months ended March 31, 2003. One percentage point of an interest rate adjustment would change our cash interest payments on an annual basis by approximately $8.8 million.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our managers, acting in the capacity of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our managers, concluded that our disclosure controls and procedures were effective.

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

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     We are not in compliance with a financial covenant contained in our $1.34 billion bank credit facility. This credit facility includes a financial covenant requiring that we not exceed a total debt leverage ratio. At March 31, 2003, we were not in compliance with this covenant. Our lenders have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8K

     (a)  Exhibits

     The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]

3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)[3.1.1]

3.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)[3.1.2]

3.2	Amended and Restated Bylaws of Registrant	(1)[3.2]

4.1	Second Amended and Restated Limited Liability Company Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]

4.2	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]

4.3	Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]

4.4	Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]

4.5	Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4)[4.6]

4.6	First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4.1]

4.7	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]

4.8	Third Amendment to Credit Agreement dated September 27, 2001	(5)[10.4.3]

4.8.1	Limited Waiver to Credit Agreement dated April 10, 2002	(6)[10.4.4]

Exhibit		Method of
Numbers	Description	Filing

10.1	Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]

10.2	Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]

10.3	Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]

10.3.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition, LLC (and its affiliates) dated May 8, 2002	(7)[10.3.1]

10.4	Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1)[10.4]

10.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5)[10.5]

10.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)[10.6]

10.6.1*	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(8)[10.6.1]

10.7	Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]

10.8	Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]

10.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1)[10.9.1]

10.11	Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]

10.12	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]

10.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)[10.13]

10.14	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002.	(9)[10.14]

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 17, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(b)	Reports on Form 8-K

Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACC ACQUISITION LLC

Date: May 14, 2003	/s/ EVERETT R. DOBSON

Everett R. Dobson Manager

Date: May 14, 2003	/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen Manager (Principal Financial Officer)

CERTIFICATIONS FOR FORM 10-Q

     I, Everett R. Dobson, Manager, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ACC Acquisition LLC (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ACC ACQUISITION LLC

May 14, 2003	By: /s/ EVERETT R. DOBSON

Everett R. Dobson Manager

CERTIFICATIONS FOR FORM 10-Q

     I, Bruce R. Knooihuizen, Manager, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ACC Acquisition LLC (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ACC ACQUISITION LLC

May 14, 2003	By: /s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen Manager

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

3.1	Fourth Restated Certificate of Incorporation of American Cellular Corporation	(1)[3.1]
3.1.1	Amendment to Fourth Restated Certificate of Incorporation of American Cellular Corporation	(5)[3.1.1]
3.1.2	Certificate of Designation for the Series A Preferred Stock of American Cellular Corporation	(5)[3.1.2]
3.2	Amended and Restated Bylaws of Registrant Second Amended and Restated Limited Liability Company	(1)[3.2]
4.1	Agreement of ACC Acquisition LLC, dated February 25, 2000, between AT&T Wireless Services JV Co. and Dobson JV Company	(1)[4.1]
4.2	Indenture dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.2]
4.3	Escrow and Security Agreement dated March 14, 2001 between American Cellular Corporation and United States Trust Company of New York	(1)[4.3]
4.4	Escrow and Security Agreement dated June 4, 2001 between American Cellular Corporation and United States Trust Company of New York	(4)[4.5]
4.5	Registration Rights Agreement dated June 4, 2001 between American Cellular Corporation, Banc of America Securities LLC and Lehman Brothers, Inc.	(4)[4.6]
4.6	First Amendment to Credit Agreement dated March 2, 2001	(1)[10.4.1]
4.7	Second Amendment to Credit Agreement dated May 31, 2001	(2)[10.4.2]
4.8	Third Amendment to Credit Agreement dated September 27, 2001	(5)[10.4.3]
4.8.1	Limited Waiver to Credit Agreement dated April 10, 2002	(6)[10.4.4]
10.1	Amended and Restated Management Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. and of ACC Acquisition LLC	(1)[10.1]
10.2	Amended and Restated Operating Agreement, dated February 25, 2000, between Dobson Cellular Systems, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.2]
10.3	Amended and Restated Operating Agreement, dated February 25, 2000, between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition LLC (and its affiliates)	(1)[10.3]
10.3.1	Addendum to Amended and Restated Operating Agreement between AT&T Wireless Services, Inc. (and its affiliates) and ACC Acquisition, LLC (and its affiliates) dated May 8, 2002	(7)[10.3.1]
10.4	Credit Agreement, dated February 25, 2000, among American Cellular Corporation, Bank of America, N.A., CIBC World Market Corp., Barclays Bank PLC, Lehman Commercial Paper Inc., TD Securities Inc. and others	(1)[10.4]
10.5*	License Agreement, dated October 8, 2001, by and between H.O. Systems, Inc. and American Cellular Corporation	(5)[10.5]
10.6*	Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated November 16, 2001	(5)[10.6]
10.6.1*	Amendment No. 1 to the Purchase and License Agreement between Nortel Networks, Inc. and Dobson Communications Corporation, dated August 5, 2002	(8)[10.6.1]
10.7	Form of License Agreement among Cellular One Group and various subsidiaries of American Cellular Corporation	(1)[10.7]
10.8	Intercarrier Roamer Service Agreement, dated January 23, 1997, between American Cellular Corporation, as successor to PriCellular Corporation and United States Cellular Corporation	(1)[10.8]
10.9.1	Letter Agreement dated July 5, 2000 accepting American Cellular Corporation as an affiliate of Dobson Cellular Systems, Inc.	(1)[10.9.1]
10.11	Intercarrier Roamer Service Agreement, dated January 16, 1997, between Licensees and Permittees (as defined in the Agreement) and American Cellular Corporation, successor to PriCellular Corporation	(1)[10.16]

Exhibit		Method of
Numbers	Description	Filing

10.12	Asset Purchase Agreement dated October 30, 2001 by and between ACC of Tennessee LLC, and Cellco Partnership, a Delaware general partnership, d/b/a Verizon Wireless	(3)[10.17]
10.13*	InterCarrier Multi-Standard Roaming Agreement effective as of January 25, 2002, between Cingular Wireless, LLC and Dobson Cellular Systems, Inc. and its Affiliates, including American Cellular Corporation	(5)[10.13]
10.14	Master Services Agreement between American Cellular Corporation and Convergys Information Management Group Inc. dated December 1, 2002.	(9)[10.14]

*	Confidential treatment has been requested for a portion of this document.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (registration No. 333-59322), as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (no. 333-63454) as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K on May 17, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K on December 12, 2002, as the exhibit number indicated in brackets and incorporated by reference herein.